Form 10KSB
period 2000-12-31
MYG CORP
filed 2001-04-02
CIK 1122742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December31, 2000
                                  ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          ------------------    ----------------

Commission File Number: 000-31441

                                 BisAssist, Inc.
             (Exact name of registrant as specified in its charter)
Nevada                                                                33-0921357
------                                                                ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1353 Middleton Dr., Suite 2000, Cedar Hill, Texas                          75104
-------------------------------------------------                          -----
(Address of registrant's principal executive offices)                 (Zip Code)

                                  972.293.1115
              (Registrant's Telephone Number, Including Area Code)

  Securities registered under Section 12(b) of the Act:

Title of Each Class                            Name of Each Exchange on which
to be so Registered:                           Each Class is to be Registered:
--------------------                           -------------------------------
        None                                                None

  Securities registered under Section 12(g) of the Act:

  Common Stock, Par Value $.001                 Preferred Stock, Par Value $.001
  -----------------------------                 --------------------------------
  (Title of Class)                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )


State issuer's revenues for its most recent fiscal year. $230,550

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2001, approximately $0.00.

As of March 30, 2001, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes  ( )      No  (X)

                                     PART I

Item 1. Description of Business.

Our Background. We were incorporated in Nevada on July 6, 2000. On December 19, 2000, we entered into a Stock Acquisition and Reorganization Agreement, pursuant to which we acquired all the outstanding shares of common stock of Bisassist, Inc., a Texas corporation ("Bisassist Texas"), from the shareholders thereof in exchange for 9,980,000 shares of our common stock. On December 19, 2000, we amended our Articles of Incorporation to change our name to BisAssist, Inc. As a result of the acquisition, Bisassist Texas is our wholly owned subsidiary. We currently manage the operations of Bisassist Texas and we anticipate Bisassist Texas will be wound up and dissolved.

Bisassist Texas was originally incorporated in the state of Texas on October 21, 1996, as T.A.R. Financial Group, Inc. On November 17, 2000, T.A.R. Financial Group, Inc. amended its Articles of Incorporation to change its name to Bisassist, Inc.

Business. Bisassist Texas is a business consulting firm which offers a full range of business consulting services. Bisassist Texas believes that its strength comes from our network of highly competent and knowledgeable consulting professionals. Bisassist Texas provides small to medium size businesses with business and market development services as well as financial development services. We believe that Bisassist Texas provides a superior alternative to in-house resources because its consultants possess practical experience, knowledge, contacts and confidentiality. Through its network of highly skilled alliance partners, Bisassist Texas provides clients with "one-stop shopping" for all of their consulting needs.

Proposed Website. Bisassist Texas anticipates that its website will initially be developed as a corporate presence and used for marketing of its services. We anticipate that the website will be expanded to provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events. We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other property management professionals as well as purchase other industry related products.

Services. Bisassist Texas' business consulting services include assisting small and medium sized businesses develop business, marketing and financing plans including pro forma financial statements. Bisassist Texas also provides business and market development services as well as identifies funding requirements and financial leverage opportunities. Bisassist Texas will also evaluate management, staff and company organization and provide assistance in implementing adjustments, if necessary. Bisassist Texas also provides assistance in designing appropriate management incentive programs including cash and stock bonuses, stock purchase plans, and other incentives for achieving performance goals.

Target Markets and Marketing Strategy. Bisassist Texas believes that its primary target market will consist of small to medium size businesses. We anticipate that Bisassist Texas will market and promote its website on the Internet. Its marketing strategy is to promote its services and products and attract users to its website. Bisassist Texas' marketing initiatives include the following:

o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and property management-oriented magazines and special interest magazines;
o        links to industry focused websites;
o advertising by television, radio, banners, affiliated marketing and direct mail;
o        presence at industry tradeshows; and
o entering into relationships with other website providers to increase access to Internet business consumers.

Growth Strategy. Bisassist Texas' objective is to become a dominant Internet based provider of business consulting services. Key elements of Bisassist Texas' strategy include:

o        create awareness of its products and services;
o        develop its website;
o        develop relationships with clients;
o        provide additional services for clients; and
o pursue relationships with joint venture candidates which will support its development.

Competition. While Bisassist Texas competes with traditional "brick and mortar" providers of business consulting services, Bisassist Texas will also compete with other Internet-based companies and businesses that have developed and are in the process of developing websites which will be competitive with the products developed and offered by Bisassist Texas. We cannot guaranty that other websites or products which are functionally equivalent or similar to Bisassist Texas' websites and products have not been developed or are not in development. Many of these competitors have greater financial and other resources, and more experience in research and development, than Bisassist Texas.

Employees. As of March 30, 2001, we have two (2) employees.

Item 2.  Description of Property.

Property Held by Us. As of the date specified in the following table, we held the following property:

====================================                ============================
Property                                              December 31, 2000
------------------------------------                ----------------------------
Cash                                                             $34
------------------------------------                ----------------------------
Property and Equipment, net                                  $44,239
====================================                ============================

Property and equipment are recorded at cost and depreciated over the useful lives of the assets. Our property and equipment consist of computer equipment and furniture and equipment.

Our Facilities. Our executive, administrative and operating offices are located at 1353 Middleton Dr., Suite 2000, Cedar Hill, Texas 75104. The facilities are provided, at no charge, by Calvin Mees, our President and a director. We do not have a written lease or sublease agreement and Mr. Mees does not expect to be paid or reimbursed for providing office facilities.

Item 3.  Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Our securities are not listed for trading on any exchange or quotation service although we have applied to be quoted on the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that could be sold pursuant to Rule 144 pursuant to the Securities Act of 1933 or that we have agreed to register under the Securities Act of 1933 for sale by security holders. The approximate number of holders of record of shares of our common stock is thirty-seven.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o        a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o        the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

We were incorporated in Nevada on July 6, 2000. On December 19, 2000, we entered into a Stock Acquisition and Reorganization Agreement, pursuant to which we acquired all the outstanding shares of common stock of Bisassist Texas. As a result of the acquisition, Bisassist Texas is our wholly owned subsidiary. Prior to the acquisition, we had no operations. We currently manage the operations of Bisassist Texas. The following discussion contemplates the operations of Bisassist Texas and should be read in conjunction with our consolidated financial statements.

For the year ended December 31, 2000.

Liquidity and Capital Resources. We had cash of approximately $34 as of December 31, 2000. Our total assets were approximately $131,596, of which approximately $87,323 is represented by a note receivable from a related party. Our total liabilities were approximately $51,315 of which approximately $49,985 is represented by a note payable to a related party. Our president, director and principal shareholder, Calvin Mees, has paid our expenses since our inception. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the year ended December 31, 2000, we have generated revenues of approximately $230,550, compared to $170,598 for the year ended December 31, 1999. The increase in revenues was due to an increase in the number of clients that retained our services. We believe that our revenues will remain consistent due to our consistent customer base. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels. Our cost of revenues for the year ended December 31, 2000, was approximately $76,413 compared to cost of revenues of approximately $91,900 for the year ended December 31, 1999. The decrease in the cost of revenues was the result of a decrease in the fees paid to out side consultants for the services that they provided to our clients. Our gross profit increased from $78,698 for the year ended December 31, 1999 to $154,137 for the year ended December 31, 2000. We believe that this increase in gross profit was primarily due to the fact that we relied less on outside consultants to provide services to our clients.

Operating Expenses. For the year ended December 31, 2000, our total expenses were approximately $145,211, a significant increase from our total expenses of approximately $94,926 for the year ended December 31, 1999. The increase in total expenses was due to the fact that we relied less on outside consultants to provide services to our clients. As a result of our decision to provide more services in-house rather than retaining outside consultants, the majority of expenses increased. For the year ended December 31, 2000, we experienced net income of approximately $8,926, which was a small increase from our net loss of approximately $16,228 for the year ended December 31, 1999.

Our Plan of Operation for the Next Twelve Months. We are a business consulting firm which offers a full range of business consulting services. We are currently seeking to expand our operations and the geographic area of the markets that we serve.

To effectuate our business plan during the next twelve months, we must maintain our current customer base as well as expand our customer base. We may also require the addition of consultants, so that we can consistently provide the type of personal service that has been the basis of our appeal to our current customers. We anticipate that we will use revenues generated to expand our operations as well as the services that we provide. However, we may not be able to expand our operations effectively. Our failure to market and promote our consulting services will harm our business and future financial performance.

In the opinion of management, available funds will satisfy our working capital requirements through June 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

We are not currently conducting any research and development activities, and do not anticipate conducting such activities in the next twelve months. In the event that we expand our customer base and serve additional geographic areas, then we may need to hire additional employees and consultants. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

Item 7.  Financial Statements

                                 BisAssist, Inc.
                              (formerly MYG Corp.)

                                December 31, 2000
                                -----------------
















                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

CLYDE BAILEY P.C.
-------------------------------------------------------------------------------
                                                    Certified Public Accountant
                                                       10924 Vance Jackson #404
                                                       San Antonio, Texas 78230
                                                           (210) 699-1287(ofc.)
                                           (888) 699-1287  (210) 691-2911 (fax)
                                                                        Member:
                                                    American Institute of CPA's
                                                         Texas Society of CPA's

Board of Directors
BisAssist, Inc.
(formerly MYG Corp.)


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------
I have audited the accompanying balance sheet of BisAssist, Inc. (Company) as of December 31, 2000 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles



                                Clyde Bailey P.C.
San Antonio, Texas
March 26, 2000

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                                  Balance Sheet
                             As of December 31, 2000


                                   A S S E T S
                                   -----------
Current Assets
     Cash                                              $ 34
                                            ----------------
                                            ----------------

          Total Current Assets                                             $ 34

Fixed Assets
     Property and Equipment                          67,524
     Less: Accumulated Depreciation                 (23,285)
                                            ----------------
                                            ----------------

          Total Fixed Assets                                             44,239

Other Assets:
     Note Receivable - Related Party                 87,323              87,323
                                            ----------------    ----------------
                                            ----------------    ----------------

          Total Assets                                                  131,596
                                                                ================
                                                                ================

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
     Income Tax Payable                               1,330
                                            ----------------
                                            ----------------

          Total Current Liabilities                                       1,330

Long-Term Liabilities
     Shareholder Loan                                                    49,985

                                                                ----------------
                                                                ----------------
          Total Liabilities                                              51,315

     Commitments and Contingencies                                            -

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock

Common Stock                                            9,985

       (Retroactively Restated)
Additional Paid-in-Capital                                  -
Accumulated Surplus                                    70,296
                                                --------------
                                                --------------

    Total Stockholders' Equity (Deficit)                                 80,281
                                                                ----------------
                                                                ----------------

    Total Liabilities and Stockholders' Equity                        $ 131,596
                                                                ================




The accompanying notes are intregal part of the Consolidated  Financial
Statements.

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                             Statement of Operations

                                                   For the Years Ended
                                                        December 31
                                           -------------------------------------
Revenues:                                       2000                 1999
                                           ----------------    -----------------
      Revenues                                   $ 230,550              170,598
                                           ----------------    -----------------

           Total Revenues                          230,550              170,598

Cost of Revenues

      Consulting Expenses                           76,413               91,900
                                           ----------------    -----------------

           Gross Profit                            154,137               78,698

Expenses:

      Auto Expenses                                  7,785               12,352
      Depreciation Expense                          13,505                9,780
      Telephone                                     15,885               11,492
      Professional Fees                              1,830                1,800
      Filing Fees                                   11,473                1,377
      Travel                                        27,907               12,383
      Supplies                                      10,071                8,229
      Other Expenses                                56,755               37,513
                                           ----------------    -----------------
                                                         -                    -
           Total Expenses                          145,211               94,926

           Net Income (Loss) from Operations       $ 8,926            $ (16,228)

Other Income:
      Interest Income                                3,312                    -
      Interest Expense                              (3,371)              (5,000)
                                           ----------------    -----------------

           Total Other Income                          (59)              (5,000)

           Net Income (Loss) Before Tax              8,867              (21,228)

Provision for Income Taxes:

      Income Tax Benefit (Expense)                  (1,330)               3,184

                                           ----------------    -----------------
           Net Income (Loss)                       $ 7,537            $ (18,044)
                                           ================    =================


Basic and Diluted Earnings Per Common Share          0.001               (0.002)
                                           ----------------    -----------------

Weighted Average number of Common Shares         9,985,000            9,985,000
                                           ================    =================
      used in per share calculations  *


      * - Retroactively Restated






The accompanying notes are intregal part of the Consolidated  Financial
Statements.

                                BisAssist, Inc.
                               (formerly MYG Corp)
                        Statement of Stockholders' Equity
                             As of December 31, 2000



                                                                $0.001          Paid-In        Accumulated    Stockholders'
                                                Shares         Par Value        Capital         Surplus          Equity
                                             --------------  --------------  --------------  --------------- ---------------
Balance, July 10, 2000                                   -             $ -             $ -              $ -             $ -
7/10/00

Issuance of Shares for Services                  6,000,000           6,000                                    -       6,000
12/18/00

 Reverse Stock Split 1200/1                     (5,995,000)         (5,995)                                          (5,995)

 Effect of Recapitalization of Subsidiary
 December 19, 2000                               9,980,000           9,980                           62,759          72,739

Net Income  (Loss)                                                                                     7,537          7,537

                                             --------------  --------------  --------------  --------------- ---------------

Balance December 31, 2000                        9,985,000         $ 9,985             $ -         $ 70,296        $ 80,281
                                             ==============  ==============  ==============  =============== ===============



     Retroactively Restated





The accompanying notes are intregal part of the Consolidated  Financial
Statements.

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                        Statement of Stockholders' Equity
                             As of December 31, 2000


                                                                              For the Years Ended
                                                                                  December 31
                                                                    ---------------------------------------
Cash Flows from Operating Activities:                                    2000                   1999
                                                                    ----------------      -----------------

     Net Income (Loss)                                                      $ 7,537              $ (18,044)

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
             Depreciation /Amortization                                      13,505                  9,780
             Note Receivable                                                (82,794)
             Income Tax Payable                                               1,330                      -
                                                                    ----------------      -----------------

             Total Adjustments                                              (67,959)                 9,780
                                                                    ----------------      -----------------

Net Cash Used in Operating Activities                                       (60,422)                (8,264)

Cash Flows from Investing Activities:

     Fixed Assets                                                           (18,622)               (48,902)
                                                                    ----------------      -----------------

Net Cash Used in Investing Activities                                       (18,622)               (48,902)
                                                                    ----------------      -----------------


Cash Flows from Financing Activities:

     Note Payable                                                            76,854                 56,424
     Paid in Capital                                                              -                      -
                                                                    ----------------      -----------------

Net Cash Provided for Financing Activities                                   76,854                 56,424
                                                                    ----------------      -----------------

Net Increase (Decrease) in Cash                                              (2,190)                  (742)

Cash Balance,  Beginning of Period                                            2,224                  2,966
                                                                    ----------------      -----------------

Cash Balance,  End of Period                                                   $ 34                $ 2,224
                                                                    ================      =================


Supplemental Disclosures:
     Cash Paid for interest                                                     $ -                    $ -
     Cash Paid for income taxes                                                 $ -                    $ -





The accompanying notes are intregal part of the Consolidated  Financial
Statements.

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
BisAssist, Inc., (the Company) (formally MYG Corp) was incorporated under the laws of the state of Nevada on July 6, 2000, for the purpose to promote and carry on any lawful business for which a Corporation may be Incorporated under the laws of the state of Nevada. The Company has a total of 50,000,000 Authorized Common Shares with a par value of $.001 per share and with 9,985,000 shares issued and outstanding as of December 31,2000. On December 20,2000, the Company entered into a "Stock Acquisition and Reorganization Agreement" in which the Company enacted a 1/1,200 reverse split on its 6,000,000 issued shares and issued an additional 9,980,000 shares to acquire BisAssist, Inc. (a Texas Corporation). BisAssist, Inc. (Texas Corporation) (the Subsidiary) was incorporated under the laws of the State of Texas on October 21, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The Subsidiary has a total of 100,000,000 authorized common shares with a par value of $.001 per share and with 9,980,000 shares issued and outstanding as of November 30, 2000. On September 20, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to increase the authorized common shares to 100,000,000 authorized and 50,000,000 in preferred shares. On November 17, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to change the name of the Subsidiary from T.A.R. Financial Group Inc. to BisAssist Inc. On December 20, 2000, the Subsidiary entered into a "Stock Acquisition and Reorganization Agreement " with BisAssist, Inc. (a Nevada Corporation, formerly MYG Corp) These financial statements reflect these changes.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BisAssist, Inc., a Texas Corporation "BisAssist TX". All significant intercompany transactions have been eliminated in consolidation.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 BisAssist, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
--------------------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

Fixed Assets
------------
Fixed Assets are recorded at cost and depreciated over the useful lives of the assets. The assets consist of computer equipment and furniture and equipment.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

                                 BisAssist, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Recent Accounting Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.


Note 2 - Recapitalization
-------------------------
On December 20, 2000, the Company entered into a reorganization agreement with BisAssist TX. At the time of the reorganization the Company was an inactive entity with no significant assets or liabilities. On December 20, 2000, the Company acquired all of the outstanding stock of the subsidiary by issuing 9,980,000 shares of its common stock for all of the outstanding shares of BisAssist TX which made it a wholly owned subsidiary. The acquisition was accounted for as a recapitalization of the subsidiary as the shareholders of the subsidiary controlled the combined Company after the acquisition. These financial statements includes the accounts of BisAssist TX for the years ended December 31, 2000 and 1999.


Note 3  -  Common Stock
------------------------
On July 10, 2000 the Company issued 6,000,000 shares of stock valued at $6,000 for founder services to the Company.

On December 18, 2000, the Company approved a 1200/1 reverse split bring the total outstanding shares to 5,000 common shares outstanding.

The Company entered into a Stock Acquisition and Reorganization Agreement with an effective date of December 19, 2000 with BisAssist TX to exchange 9,980,000 shares of its common stock for a like number of shares of BisAssist Tx making BisAssist TX a wholly owned subsidiary of the Company.

                                 BisAssist, Inc.
                          Notes to Financial Statements

Note 3  -  Common Stock  (cont'n)
---------------------------------
The Company entered into a promissory note payable with Calvin Mees, on April 4, 2000 in the amount of $49,985. The note mature on April 4, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2000.

The Company entered into a promissory note receivable with Tarja Morado on June 21, 2000 in the amount of $ 79,482. The note matures on June 21,2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2000.


Note 4 - Related Parties
------------------------
There is a Note Payable due to Calvin Mees, President, Director and Shareholder as explained in the foregoing Note 3.

There is a Note Receivable due from Tarja Morado, Director and Shareholder as explained in the foregoing Note 3.


Note 5 - Income Taxes
---------------------
Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.


Note 6  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

On or about March 15, 2001, our auditor, Merdinger, Fruchter, Rosen & Corso, P.C., ("MFRC") was dismissed. MFRC's report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by our entire Board of Directors. There were no disagreements with our former accountant on any matter. A correspondence from MFRC dated March 15, 2001, specifying that our disclosures regarding the change in accountants are true and correct is attached as an exhibit to our report on Form 8-K, which was previously filed with the Securities and Exchange Commission.

On or about March 15, 2001, a new accountant, Clyde Bailey, P.C., was engaged as the principal accountant to audit our financial statements.






                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

====================     =======     ===========================
Name                      Age        Position
--------------------     -------     ---------------------------
Calvin K. Mees             40        President and Director
--------------------     -------     ---------------------------
Romie Krickbaum            51        Secretary and Director
--------------------     -------     ---------------------------
Tarja Morado               30        Director
====================     =======     ===========================


Calvin K. Mees. Mr.Mees is our President and one of our directors. Mr.Mees was one of the original founders of Bisassist Texas and has been self-employed as a free-lance business consultant since 1996. He currently manages all of the day-to-day operations. Mr.Mees was an account executive with Lew Lieberbaum & Co. from 1994 to 1996 and held a Series 7 license until March 1996. Mr.Mees is currently also a director of B Y & C Management, Inc., a Florida corporation.

Romie Krickbaum. Ms.Krickbaum is our Secretary and one of our directors. Ms. Krickbaum was one of the original founders of Bisassist Texas. Ms. Krickbaum has over twenty years of customer service experience. Since 1998, she has been with W.N.A. Cups Illustrated as a customer service representative where her duties
included  pricing  projects,   accounts  receivable, and maintaining account
relationships. From 1991 to 1998, she was the customer service manager for the Wal-Mart store located in Lancaster, Texas. Ms. Krickbaum is not an officer or a director of any other reporting company.

Tarja Morado. Ms.Morado is one of our directors and was one of the original founders of Bisassist Texas. Ms.Morado has been responsible for the day-to-day operations of Bisassist Texas since its inception in 1996. Ms. Morado possesses in-depth knowledge of information technology including platforms such as Sun Solaris, Unix, and a variety of Internet-based development systems. From 1994 to 1996, she held the position of office administrator for Lew Lieberbaum & Company, Inc. in Dallas, Texas, where she was responsible for the day-to-day business operations of the branch, as well as the daily, weekly, and monthly reports. Ms.Morado is an officer and a director of e-staff.com a reporting company.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Ms.Morado is the spouse of Mr.Mees. Ms.Krickbaum is the mother of Ms.Morado. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not know whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.


================================= ======== ============ ============= ===================== =====================
Name and Principal Position        Year      Annual      Bonus ($)        Other Annual           All Other
                                           Salary ($)                   Compensation ($)        Compensation
--------------------------------- -------- ------------ ------------- --------------------- ---------------------
Calvin K. Mees - President        2001     $40,200          None              None                  None
--------------------------------- -------- ------------ ------------- --------------------- ---------------------
Romie Krickbaum - Secretary       2001     $     0          None              None                  None
================================= ======== ============ ============= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2001, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class              Name and Address of              Amount and Nature of Beneficial           Percent of Class(1)
                            Beneficial Owner                 Owner
------------------------    ----------------------------     ------------------------------------    --------------------------
$.001 Par Value Common      Calvin Mees                      1,500,000 shares                                 15.02%
Stock                       1353 Middleton Drive             President and Director
                            Cedar Hill, TX  75104

$.001 Par Value Common      Romie Krickbaum(2)               1,500,000 shares                                 15.02%
Stock                       708 Hillcrest Court              Secretary and Director
                            Cedar Hill, TX  75104

$.001 Par Value Common      Tarja Morado(3)                  3,000,000 shares, Director                       30.04%
Stock                       1353 Middleton Drive
                            Cedar Hill, TX  75104

$.001 Par Value Common                                       All directors and named executive                60.08%
Stock                                                        officers as a group


    (1) Based upon 9,985,000 outstanding shares of common stock.
    (2) Ms. Krickbaum is the mother of Ms. Morado.
    (3) Ms. Morado is the spouse of Mr. Mees.

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters. Bruce Younker was issued 5,000 shares of our common stock in exchange for his services as our promoter. The value of the services performed by Mr.Younker was approximately $5,000.

Related Party Transactions. Bisassist Texas entered into a promissory note payable with Calvin Mees, our President, director and principal shareholder, on April 4, 2000 in the amount of $49,985. The note mature on April 4, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2000.

Bisassist Texas entered into a promissory note receivable with Tarja Morado, our director and principal shareholder, on June 21, 2000 in the amount of $ 79,482. The note matures on June 21,2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2000.

Our offices are provided to us at no charge by Calvin Mees, our President and director. We do not have a written lease or sublease agreement and Mr. Mees does not expect to be paid or reimbursed for providing office facilities.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1                        Articles of Incorporation*
                           (Charter Document)

3.2                        Bylaws*


* Included in Registration Statement on Form 10-SB filed on September 1, 2000.

(b) Reports on Form 8-K

1. Report on Form 8-K dated December 20, 2000, reporting acquisition of Bisassist, Inc., a Texas corporation, with audited financial statements of Bisassist, Inc.

2. Report on Form 8-K dated March 15, 2001, reporting change in certifying accountants.

                                                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             BisAssist, Inc.,
             a Nevada corporation

             By:     /s/ Calvin K. Mees                          March 31, 2001
                     ------------------------------------
                     Calvin K. Mees
             Its:    President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Calvin K. Mees                          March 31, 2001
------------------------------------
Calvin K. Mees
President, Director


/s/ Romie Krickbaum                         March 31, 2001
------------------------------------
Romie Krickbaum
Secretary, Director


/s/ Tarja Morado                    March 31, 2001
---------------------------
Tarja Morado
Director