Form 10QSB
period 2001-03-31
BISASSIST INC
filed 2001-05-15
CIK 1122742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------   -------------------

Commission File Number: 000-31441

                                 BisAssist, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                33-0921357
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            1353 Middleton Dr., Suite 2000, Cedar Hill, Texas, 75104
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  972.293.1115
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2001, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

As used herein, the term "Company" refers to BizAssist Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                           Consolidated Balance Sheets
                              As of March 31, 2001

                                            March 31           December 31
                                              2001                2000
                                           (Unaudited)          (Audited)
                                         ----------------    ----------------

                                   A S S E T S
                                   -----------
Current Assets
     Cash                                        $ 2,255                $ 34
                                          ---------------    ----------------
          Total Current Assets                     2,255                  34

Fixed Assets
     Property and Equipment                       67,524              67,524
     Less: Accumulated Depreciation              (27,787)            (23,285)
                                          ---------------    ----------------

          Total Fixed Assets                      39,737              39,737

Other Assets:
     Deferred Tax Benefit                          1,607
     Note Receivable - Related Party              89,310              89,310
                                          ---------------    ----------------

          Total Other Assets                      90,917              89,310

          Total Assets                           132,909             129,081
                                          ===============    ================

                             L I A B I L I T I E S
                             ---------------------
Current Liabilities
     Accrued Interest Payable                      1,250
     Income Tax Payable                                -               1,330
                                          ---------------    ----------------

          Total Current Liabilities                1,250               1,330

Long-Term Liabilities
     Shareholder Loan                             67,485              49,985

                                          ---------------    ----------------
          Total Liabilities                       67,485              51,315

     Commitments and Contingencies                                         -


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
Preferred Stock

Common Stock                                               9,985          9,985

       (Retroactively Restated)
Additional Paid-in-Capital                                     -              -
Accumulated Surplus                                       54,189         70,296
                                                      -----------    -----------

          Total Stockholders' Equity (Deficit)            64,174         64,174
                                                      -----------    -----------

          Total Liabilities and Stockholders' Equity   $ 132,909      $ 115,489
                                                      ===========    ===========

The accompanying notes are integral part of the Consolidated Financial
Statements.

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                           -------------------------------------
                                                                  2001                 2000
Revenues:                                                  ----------------    -----------------
      Revenues                                                    $ 17,290               13,700
                                                           ----------------    -----------------
           Total Revenues                                           17,290               13,700

Cost of Revenues
----------------
      Consulting Expenses                                           11,133                3,000
                                                           ----------------    -----------------
           Gross Profit                                              6,157               10,700

Expenses:
---------
      Auto Expenses                                                    535                5,054
      Depreciation Expense                                           4,502                4,502
      Telephone                                                      2,236                2,141
      Professional Fees                                              9,331                    -
      Filing Fees                                                    2,994                  709
      Supplies                                                       1,392                1,339
      Other Expenses                                                 4,948                7,235
                                                           ----------------    -----------------
                                                                         -                    -
           Total Expenses                                           25,938               20,980

           Net Income (Loss) from Operations                     $ (19,781)           $ (10,280)

Other Income:
-------------
      Interest Income                                                1,987                    -
      Interest Expense                                              (1,250)                   -
                                                           ----------------    -----------------

           Total Other Income                                          737                    -

           Net Income (Loss) Before Tax                            (19,044)             (10,280)

Provision for Income Taxes:
---------------------------
      Income Tax Benefit (Expense)                                   2,937                1,542

                                                           ----------------    -----------------
           Net Income (Loss)                                     $ (16,107)            $ (8,738)
                                                           ================    =================


Basic and Diluted Earnings Per Common Share                         (0.002)              (0.001)
                                                           ----------------    -----------------

Weighted Average number of Common Shares                         9,985,000            9,985,000
                                                           ================    =================
      used in per share calculations  *


      * - Retroactively Restated


The accompanying notes are integral part of the Consolidated Financial
Statements.

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                    ---------------------------------------
Cash Flows from Operating Activities:                                    2001                   2000
                                                                    ----------------      -----------------
     Net Income (Loss)                                                 $    (16,107)          $     (8,738)

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
             Depreciation /Amortization                                       4,502                  4,502
             Note Receivable                                                 (1,987)                     -
             Deferred Tax Benefit                                            (1,607)                (1,542)
             Accrued Interest Payable                                         1,250                      -
             Income Tax Payable                                              (1,330)                     -
                                                                    ----------------      -----------------
             Total Adjustments                                                  828                  2,960
                                                                    ----------------      -----------------
Net Cash Used in Operating Activities                                       (15,279)                (5,778)

Cash Flows from Investing Activities:
-------------------------------------
     Fixed Assets                                                                 -                 (1,913)
                                                                    ----------------      -----------------

Net Cash Used in Investing Activities                                             -                 (1,913)
                                                                    ----------------      -----------------


Cash Flows from Financing Activities:
-------------------------------------
     Shareholder Loan                                                        17,500                  4,500
     Paid in Capital                                                              -                      -
                                                                    ----------------      -----------------

Net Cash Provided for Financing Activities                                   17,500                  4,500
                                                                    ----------------      -----------------

Net Increase (Decrease) in Cash                                               2,221                 (3,191)

Cash Balance,  Beginning of Period                                               34                  3,423
                                                                    ----------------      -----------------

Cash Balance,  End of Period                                           $      2,255            $       232
                                                                    ================      =================

Supplemental Disclosures:
     Cash Paid for interest                                            $           -           $         -
     Cash Paid for income taxes                                        $           -           $         -






The accompanying notes are integral part of the Consolidated Financial
Statements.

                                 BizAssist Inc.
                               (formerly MYG Corp)
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

General
-------
The consolidated unaudited interim financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001, and the results of their operations for the three months ended March 31, 2001 and 2000, and their cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Organization
------------
BisAssist Inc. ("the Company") was incorporated under the laws of the State of Texas on October 21, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 50,000,000 authorized common shares and 10,000,000 preferred shares with a par value of $.001 per share and with 9,980,000 shares issued and outstanding as of November 30, 2000. On November 17, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to change the name of the Company from T.A.R. Financial Group Inc. to BisAssist Inc. On December 20, 2000, the Company entered into a "Stock Acquisition and Reorganization Agreement " with BizAssist, Inc. (a Nevada Corporation, formerly MYG Corp) These financial statements reflect these changes.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BisAssist, Inc., a Texas Corporation "BisAssist TX". All significant inter-company transactions have been eliminated in consolidation.

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

Note 2 - Recapitalization
-------------------------

On December 20, 2000, the Company entered into a reorganization agreement with BixAssist TX. At the time of the reorganization the Company was an inactive entity with no significant assets or liabilities. On December 20, 2000, the Company acquired all of the outstanding stock of the subsidiary by issuing
9,980,000 shares of its common stock for all of the outstanding shares of BixAssist TX which made it a wholly owned subsidiary. The acquisition was accounted for as a recapitalization of the subsidiary as the shareholders of the subsidiary controlled the combined Company after the acquisition.

Note 3  -  Common Stock
------------------------

On July 10, 2000 the Company issued 6,000,000 shares of stock valued at $6,000 for founder services to the Company.

On December 18, 2000, the Company approved a 1200/1 reverse split bring the total outstanding shares to 5,000 common shares outstanding.

The Company entered into a Stock Acquisition and Reorganization Agreement with an effective date of December 19, 2000 with BixAssist TX to exchange 9,980,000 shares of its common stock for a like number of shares of BizAssist Tx making BizAssist TX a wholly owned subsidiary of the Company.

                                 BisAssist, Inc.
                          Notes to Financial Statements

Note 3  -  Common Stock  (cont'n)
---------------------------------

The Company entered into a promissory note payable with Calvin Mees, on April 4, 2000 in the amount of $49,985. The note mature on April 4, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of March 31, 2001.

The Company entered into a promissory note receivable with Tarja Morado on June 21, 2000 in the amount of $ 79,482. The note matures on June 21,2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of March 31, 2001.

Note 4 - Commitment and Contingencies
-------------------------------------

The Company has not recognized any commitments or contingencies at this time.

Item 2.  Plan of Operation
--------------------------

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

Our Business. We are a business consulting firm which offers a full range of business consulting services. We believe that our strength comes from our network of highly competent and knowledgeable consulting professionals. We provide small to medium size businesses with business and market development services as well as financial development services. We believe that we provide a superior alternative to in-house resources because our consultants possess practical experience, knowledge, contacts and confidentiality. Through our network of highly skilled alliance partners, we provide clients with "one-stop shopping" for all of their consulting needs.

Liquidity and Capital Resources. We had cash of approximately $2,255 as of March 31, 2001. Our total assets were approximately $132,909, of which approximately $89,310 is represented by a note receivable from a related party. Our total liabilities were approximately $67,485 of which approximately $67,485 is represented by a note payable to a related party. Our president, director and principal shareholder, Calvin Mees, has paid our expenses since our inception. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the period ended March 31, 2001, we have generated revenues of approximately $17,290, compared to $13,700 for the period ended March 31, 2000. The increase in revenues was due to an increase in the number of clients that retained our services. We believe that our revenues will remain consistent due to our consistent customer base. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels. Our cost of revenues for the period ended March 31, 2001, was approximately $11,133 compared to cost of revenues of approximately $3,000 for the period ended March 31, 2000. The increase in the cost of revenues was the result of an increase in the fees paid to out side consultants for the services that they provided to our clients. Our gross profit decreased from $10,700 for the period ended March 31, 2000 to $6,157 for the period ended March 31, 2001.

Operating Expenses. For the period ended March 31, 2001, our total expenses were approximately $25,938, a slight increase from our total expenses of approximately $20,980 for the period ended March 31, 2000. For the period ended March 31, 2001, we experienced net loss of approximately $16,107, which was an increase from our net loss of approximately $8,738 for the period ended March 31, 2000.

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

In the opinion of management, available funds will satisfy our working capital requirements through August 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

None.

Item 2.  Changes in Securities.
--------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BisAssist, Inc.,
                       a Nevada corporation


              By:      /s/ Calvin K. Mees                           May 14, 2001
                       -----------------------------------
                       Calvin K. Mees, President, Director