Form 10QSB
period 2001-06-30
BISASSIST INC
filed 2001-08-14
CIK 1122742

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the transition period from                   to
                                       -----------------    --------------------

Commission File Number: 000-31441

                                 BisAssist, Inc.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                33-0921357
------                                                                ----------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2001, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

As used herein, the term "Company" refers to BisAssist Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.






                                 BisAssist, Inc.
                               (formerly MYG Corp)
                           Consolidated Balance Sheets
                               As of June 30, 2001

                                                                  June 30           December 31
                                                                   2001                2000
                                                                (Unaudited)          (Audited)
                                                              ----------------    ----------------
                                   A S S E T S
                                   -----------
Current Assets
     Cash                                                     $           867      $           34
                                                              ----------------    ----------------

          Total Current Assets                                            867                  34

Fixed Assets
     Property and Equipment                                            67,524              67,524
     Less: Accumulated Depreciation                                   (32,289)            (23,285)
                                                              ----------------    ----------------

          Total Fixed Assets                                           35,235              44,239

Other Assets:
     Deferred Tax Benefit                                                   -
     Note Receivable - Related Party                                   94,708              87,323
                                                              ----------------    ----------------

          Total Other Assets                                           94,708              87,323

          Total Assets                                                130,810             131,596
                                                              ================    ================

                             L I A B I L I T I E S
                             ---------------------
Current Liabilities
     Accrued Interest Payable                                           2,600
     Income Tax Payable                                                   805               1,330
                                                              ----------------    ----------------

          Total Current Liabilities                                     3,405               1,330

Long-Term Liabilities
     Shareholder Loan                                                  49,985              49,985

                                                              ----------------    ----------------
          Total Liabilities                                            49,985              51,315

     Commitments and Contingencies                                                              -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
Preferred Stock

Common Stock                                                            9,985               9,985

       (Retroactively Restated)
Additional Paid-in-Capital                                                  -                   -
Accumulated Surplus                                                    67,435              70,296
                                                              ----------------    ----------------

          Total Stockholders' Equity (Deficit)                         77,420              80,281
                                                              ----------------    ----------------

          Total Liabilities and Stockholders' Equity           $      130,810      $      131,596
                                                              ================    ================

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                         June 30,                         June 30,
                                              ----------------------------------------------------------------
Revenues:                                          2001               2000           2001            2000
---------                                     --------------    --------------   ------------   --------------
      Revenues                                 $    101,175            223,035   $   118,465          236,735
                                              --------------    --------------   ------------   --------------
           Total Revenues                           101,175            223,035       118,465          236,735

Cost of Revenues
----------------
      Consulting Expenses                            35,611             48,868        46,744           51,868
                                              --------------    --------------   ------------   --------------

           Gross Profit                              65,564            174,167        71,721          184,867

Expenses:
---------
      Auto Expenses                                   2,941              2,641         3,476            7,695
      Depreciation Expense                            4,502              4,502         9,004            9,004
      Telephone                                       4,176              3,101         6,412            5,242
      Professional Fees                              10,500                800        19,831              800
      Filing Fees                                     2,520                645         5,514            1,354
      Supplies                                        5,474              5,637         6,866            6,976
      Other Expenses                                 20,209             38,884        25,157           46,119
                                              --------------    --------------   ------------   --------------
                                                          -                  -             -                -
           Total Expenses                            50,322             56,210        76,260           77,190

           Net Income (Loss) from Operations   $     15,242      $     117,957    $   (4,539)    $    107,677

Other Income:
-------------
      Interest Income                                 1,786                595         3,773              595
      Interest Expense                               (1,350)            (1,350)       (2,600)          (1,350)
                                              --------------    --------------   ------------   --------------

           Total Other Income                           436               (755)        1,173             (755)

           Net Income (Loss) Before Tax              15,678            117,202        (3,366)         106,922

Provision for Income Taxes:
---------------------------
      Income Tax Benefit (Expense)                   (2,352)           (17,580)          505          (16,038)

                                              --------------    --------------   ------------   --------------
           Net Income (Loss)                   $     13,326       $     99,622    $   (2,861)    $     90,884
                                              ==============    ==============   ============   ==============


Basic and Diluted Earnings Per Common Share            0.00               0.01         (0.00)            0.01
                                              --------------    -----------------------------   --------------

Weighted Average number of Common Shares          9,985,000          9,985,000     9,985,000        9,985,000
                                              ==============    ==============   ============   ==============
      used in per share calculations  *


      * - Retroactively Restated

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30
                                                           ---------------------------------------
Cash Flows from Operating Activities:                           2001                   2000
-------------------------------------                      ----------------      -----------------

     Net Income (Loss)                                      $       (2,861)       $        90,885

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
             Depreciation /Amortization                              9,004                  9,004
             Note Receivable                                        (7,385)               (79,482)
             Deferred Tax Benefit                                        -                 16,038
             Accrued Interest Payable                                2,600                  1,350
             Income Tax Payable                                       (525)                     -
                                                           ----------------      -----------------

             Total Adjustments                                       3,694                (53,090)
                                                           ----------------      -----------------

Net Cash Used in Operating Activities                                  833                 37,795

Cash Flows from Investing Activities:
-------------------------------------
     Fixed Assets                                                        -                (24,436)
                                                           ----------------      -----------------

Net Cash Used in Investing Activities                                    -                (24,436)
                                                           ----------------      -----------------


Cash Flows from Financing Activities:
-------------------------------------
     Shareholder Loan                                                    -                      -
     Paid in Capital                                                     -                      -
                                                           ----------------      -----------------

Net Cash Provided for Financing Activities                               -                      -
                                                           ----------------      -----------------

Net Increase (Decrease) in Cash                                        833                 13,359

Cash Balance,  Beginning of Period                                      34                  3,423
                                                           ----------------      -----------------

Cash Balance,  End of Period                                 $         867        $        16,782
                                                           ================      =================


Supplemental Disclosures:
     Cash Paid for interest                                  $          -         $             -
     Cash Paid for income taxes                              $          -         $             -

                                 BisAssist Inc.
                               (formerly MYG Corp)
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

General
-------
The consolidated unaudited interim financial statements of the Company as of June 30, 2001 and for the three and six months ended June 30, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001, and the results of their operations for the three months and six months ended June 30, 2001 and 2000, and their cash flows for the three and six months ended June 30, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Organization
------------
BisAssist Inc. ("the Company") was incorporated under the laws of the State of Texas on October 21, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 50,000,000 authorized common shares and 10,000,000 preferred shares with a par value of $.001 per share and with 9,980,000 shares issued and outstanding as of November 30, 2000. On November 17, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to change the name of the Company from T.A.R. Financial Group Inc. to BisAssist Inc. On December 20, 2000, the Company entered into a "Stock Acquisition and Reorganization Agreement " with BisAssist, Inc. (a Nevada Corporation, formerly MYG Corp) These financial statements reflect these changes.

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

                                 BisAssist, Inc.
                          Notes to Financial Statements

Note 3  -  Common Stock  (cont'n)
---------------------------------
The Company entered into a promissory note payable with Calvin Mees, on April 4, 2000 in the amount of $49,985. The note mature on April 4, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of June 30, 2001.

The Company entered into a promissory note receivable with Tarja Morado on June 21, 2000 in the amount of $ 79,482. The note matures on June 21,2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of June 30, 2001.

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

Liquidity and Capital Resources. We had cash of approximately $867 as of June 30, 2001. Our total assets were approximately $130,810, of which approximately $94,708 is represented by a note receivable from a related party. Our total liabilities were approximately $49,985 of which approximately $49,985 is represented by a note payable to a related party. Our president, director and principal shareholder, Calvin Mees, has paid our expenses since our inception. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the three months ended June 30, 2001, we have generated revenues of approximately $101,175, compared to $223,035 for the three months ended June 30, 2000. The decrease in revenues was due to a decrease in the number of clients that retained our services. We do not know if our revenues will remain consistent as our customer base has decreased. Therefore, unless we expand our operations, we believe that our revenues may not continue at their current levels. Our cost of revenues for the three months ended June 30, 2001, was approximately $35,611 compared to cost of revenues of approximately $48,868 for the three months ended June 30, 2000. The decrease in the cost of revenues was the result of a decrease in the fees paid to outside consultants for the services that they provided to our clients. Our gross profit decreased from $174,167 for the three months ended June 30, 2000, to $65,564 for the three months ended June 30, 2001.

Operating Expenses. For the three months ended June 30, 2001, our total expenses were approximately $50,322, a slight decrease from our total expenses of approximately $56,210 for the three months ended June 30, 2000. For the three months ended June 30, 2001, we experienced net income of approximately $13,326, which was a significant decrease from our net income of approximately $99,362 for the three months ended June 30, 2000.

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

In the opinion of management, available funds will satisfy our working capital requirements through October 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

None.

Item 2.  Changes in Securities.
-------------------------------
None.

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

                             BisAssist, Inc.,
                             a Nevada corporation


                    By:      /s/ Calvin K. Mees                   Aug. 13, 2001
                             ------------------------------
                             Calvin K. Mees, President, Director