Form 10QSB
period 2001-09-30
BISASSIST INC
filed 2001-11-02
CIK 1122742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                           -----------------    ----------------

Commission File Number: 000-31441

                                 BisAssist, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                33-0921357
------                                                                ----------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)

                 1353 Middleton Dr., Suite 2000, Cedar Hill, Texas, 75104
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  972.293.1115
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 31, 2001, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


As used herein, the term "Company" refers to BisAssist Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.





                                 BisAssist, Inc.
                               (formerly MYG Corp)
                           Consolidated Balance Sheets
                            As of September 30, 2001

                                                               September 30         December 31
                                                                   2001                2000
                                                                (Unaudited)          (Audited)
                                                              ----------------    ----------------
                                   A S S E T S
Current Assets
     Cash                                                             $ 2,796                $ 34
                                                              ----------------    ----------------

          Total Current Assets                                          2,796                  34

Fixed Assets
     Property and Equipment                                            67,524              67,524
     Less: Accumulated Depreciation                                   (36,791)            (23,285)
                                                              ----------------    ----------------

          Total Fixed Assets                                           30,733              44,239

Other Assets:
     Note Receivable - Related Party                                   97,075              87,323
                                                              ----------------    ----------------

          Total Other Assets                                           97,075              87,323

          Total Assets                                                130,604             131,596
                                                              ================    ================

                             L I A B I L I T I E S
Current Liabilities
     Accrued Interest Payable                                           3,849                   -
     Income Tax Payable                                                   159               1,330
                                                              ----------------    ----------------

          Total Current Liabilities                                     4,008               1,330

Long-Term Liabilities
     Shareholder Loan                                                  52,985              49,985

                                                              ----------------    ----------------
          Total Liabilities                                            52,985              51,315

     Commitments and Contingencies                                                              -

                      S T O C K H O L D E R S ' E Q U I T Y
Preferred Stock

Common Stock                                                            9,985               9,985

Additional Paid-in-Capital                                                  -                   -
Accumulated Surplus                                                    63,626              70,296
                                                              ----------------    ----------------

          Total Stockholders' Equity (Deficit)                         73,611              80,281
                                                              ----------------    ----------------

          Total Liabilities and Stockholders' Equity                $ 130,604           $ 131,596
                                                              ================    ================

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                   -----------------------------------------------------------------
Revenues:                                               2001               2000          2001             2000
                                                   ---------------    ----------------------------    --------------
      Revenues                                           $ 68,300             19,350    $ 186,765           256,085
                                                   ---------------    ----------------------------    --------------
           Total Revenues                                  68,300             19,350      186,765           256,085

Cost of Revenues

      Consulting Expenses                                  23,500             11,884       70,244            63,752
                                                   ---------------    ----------------------------    --------------
           Gross Profit                                    44,800              7,466      116,521           192,333

Expenses:

      Auto Expenses                                         3,002              1,169        6,478             8,864
      Depreciation Expense                                  4,502              4,502       13,506            13,506
      Telephone                                             3,335              4,192        9,747             9,434
      Professional Fees                                     7,075                  -       26,906               800
      Filing Fees                                           1,760              2,737        7,274             4,091
      Supplies                                              6,274              1,044       13,140             8,020
      Other Expenses                                       24,451              6,650       49,608            52,769
                                                   ---------------    ----------------------------    --------------
           Total Expenses                                  50,399             20,294      126,659            97,484

           Net Income (Loss) from Operations             $ (5,599)         $ (12,828)   $ (10,138)         $ 94,849

Other Income:
      Interest Income                                       2,367              1,987        6,140             2,582
      Interest Expense                                     (1,249)            (1,264)      (3,849)           (2,614)
                                                   ---------------    ----------------------------    --------------
           Total Other Income                               1,118                723        2,291               (32)

           Net Income (Loss) Before Tax                    (4,481)           (12,105)      (7,847)           94,817

Provision for Income Taxes:

      Income Tax Benefit (Expense)                            672              1,816        1,177           (14,222)
                                                   ---------------    ----------------------------    --------------
           Net Income (Loss)                             $ (3,809)         $ (10,289)    $ (6,670)         $ 80,595
                                                   ===============    ============================    ==============

Basic and Diluted Earnings Per Common Share                 (0.00)             (0.00)       (0.00)             0.01
                                                   ---------------    ----------------------------    --------------

Weighted Average number of Common Shares                9,985,000          9,985,000    9,985,000         9,985,000
   used in per share calculations                  ===============    ============================    ==============

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30
                                                                    ---------------------------------------
Cash Flows from Operating Activities:                                    2001                   2000
                                                                    ----------------      -----------------

     Net Income (Loss)                                               $       (6,670)       $        80,595

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
             Depreciation /Amortization                                      13,506                 13,506
             Note Receivable                                                 (9,726)               (85,100)
             Deferred Tax Benefit                                                 -                 17,854
             Accrued Interest Payable                                         3,849                  2,614
             Income Tax Payable                                              (1,197)                     -
                                                                    ----------------      -----------------

             Total Adjustments                                                6,432                (51,126)
                                                                    ----------------      -----------------

Net Cash Used in Operating Activities                                          (238)                29,469

Cash Flows from Investing Activities:

     Fixed Assets                                                                 -                (24,436)
                                                                    ----------------      -----------------

Net Cash Used in Investing Activities                                             -                (24,436)
                                                                    ----------------      -----------------


Cash Flows from Financing Activities:

     Shareholder Loan                                                         3,000                      -
     Paid in Capital                                                              -                      -
                                                                    ----------------      -----------------

Net Cash Provided for Financing Activities                                    3,000                      -
                                                                    ----------------      -----------------

Net Increase (Decrease) in Cash                                               2,762                  5,033

Cash Balance,  Beginning of Period                                               34                  3,423
                                                                    ----------------      -----------------

Cash Balance,  End of Period                                         $        2,796        $         8,456
                                                                    ================      =================


Supplemental Disclosures:
     Cash Paid for interest                                          $            -        $             -
     Cash Paid for income taxes                                      $            -        $             -

                                 BisAssist Inc.
                               (formerly MYG Corp)
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

General
-------
The consolidated unaudited interim financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, and the results of their operations for the three months and nine months ended September 30, 2001 and 2000, and their cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and for the two years then ended December 31, 2000 and 1999 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Organization
------------
BisAssist Inc. ("the Company") was incorporated under the laws of the State of Texas on October 21, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 50,000,000 authorized common shares and 10,000,000 preferred shares with a par value of $.001 per share and with 9,985,000 shares issued and outstanding as of December 31, 2000 and September 30, 2001. On November 17, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to change the name of the Company from T.A.R. Financial Group Inc. to BisAssist Inc. On December 20, 2000, the Company entered into a "Stock Acquisition and Reorganization Agreement " with BisAssist, Inc. (a Nevada Corporation, formerly MYG Corp) These financial statements reflect these changes.

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

                                 BisAssist, Inc.
                          Notes to Financial Statements

Note 3  -  Common Stock  (cont'n)
---------------------------------
The Company entered into a promissory note payable with Calvin Mees, on April 4, 2000 in the amount of $49,985. The note mature on April 4, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of September 30, 2001.

The Company entered into a promissory note receivable with Tarja Morado on June 21, 2000 in the amount of $ 79,482. The note matures on June 21,2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of September 30, 2001.

Note 4 - Commitment and Contingencies
--------------------------------------
The Company has not recognized any commitments or contingencies at this time.

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

Proposed Website. We anticipate that our website will initially be developed as a corporate presence and used for marketing our services. We anticipate that the website will be expanded to provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events. We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs as well as purchase small-business related products.

Services. Our business consulting services include assisting small and medium sized businesses develop business, marketing and financing plans including pro forma financial statements. We also provide business and market development services as well as identifying funding requirements and financial leverage opportunities. We will also evaluate management, staff and company organization and provide assistance in implementing adjustments, if necessary. We also provide assistance in designing appropriate management incentive programs including cash and stock bonuses, stock purchase plans, and other incentives for achieving performance goals.

Target Markets and Marketing Strategy. We believe that our primary target market will consist of small to medium size businesses. We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract users to our website. Our marketing initiatives include the following:

o utilizing direct-response print advertisements placed primarily in small business, entrepreneurial, and property management-oriented magazines and special interest magazines;
o        links to industry focused websites;
o advertising by television, radio, banners, affiliated marketing and direct mail;
o        presence at industry tradeshows; and
o entering into relationships with other website providers to increase access to Internet business consumers.

Liquidity and Capital Resources. We had cash of approximately $2,796 as of September 30, 2001. Our total assets were approximately $130,604 at September 30, 2001, of which approximately $97,075 is represented by a note receivable from a related party and $67,524 is represented by property and equipment (less $36,791 in accumulated depreciation). Our total liabilities were approximately $56,994 of which approximately $52,985 is represented by a note payable to a related party. Our president, director and principal shareholder, Calvin Mees, has paid our expenses since our inception. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the three months ended September 30, 2001, we had generated revenues of approximately $68,300, compared to $19,350 for the three months ended September 30, 2000. We do not know if our revenues will remain consistent as our customer base has decreased. Therefore, unless we expand our operations, we believe that our revenues may not continue at their current levels. Our cost of revenues for the three months ended September 30, 2001, was approximately $23,500 compared to cost of revenues of approximately $11,884 for the three months ended September 30, 2000. The increase in the cost of revenues was the result of an increase in the fees paid to outside consultants for the services that they provided to our clients. Our gross profit increased from $7,466 for the three months ended September 30, 2000, to $44,800 for the three months ended September 30, 2001.

Operating Expenses. For the three months ended September 30, 2001, our total expenses were approximately $50,399, an increase from our total expenses of approximately $20,294 for the three months ended September 30, 2000. The increase in expenses was the result of increased expenses for: professional fees, auto expenses, supplies and general and administrative expenses. For the three months ended September 30, 2001, we experienced a net loss of approximately $3,809, which was a decrease from our net loss of approximately $10,289 for the three months ended September 30, 2000. The decrease in loss was primarily due to our increased revenues over the comparable periods.

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

In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

October 31, 2001                            BisAssist, Inc.,
                                            a Nevada corporation


                                    By:      /s/ Calvin Mees
                                            -----------------------------------
                                            Calvin K. Mees, President, Director