Form 10KSB
period 2001-12-31
BISASSIST INC
filed 2002-03-29
CIK 1122742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB




(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from               to
                                              --------------    ---------------

Commission File Number: 000-31441

                                 BisAssist, Inc.
                                 --------------
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

                                  972.293.1115
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

  Securities to be registered under Section 12(b) of the Act:

     Title of Each Class                  Name of Each Exchange on which
     to be so Registered:                 Each Class is to be Registered:
     --------------------                 -------------------------------
             None                                      None

  Securities to be registered under Section 12(g) of the Act:

  Common Stock, Par Value $.001                Preferred Stock, Par Value $.001
  -----------------------------                --------------------------------
  (Title of Class)                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year. $317,505

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2002, approximately $0.00.

As of March 28, 2002, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                          ( ) Yes       (X) No

                                     PART I

Item 1. Description of Business.
--------------------------------

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

Business. We are a business consulting firm which started offering a full range of business consulting services in 1995. We provide small to medium size businesses with business and market development services as well as financial development services. Our operations currently include start-up advice such as assistance with the process of incorporation, drafting and maintaining corporate records, and ensuring compliance with state corporation requirements. In addition, we also currently offer our clients research and analysis, achieved by optimizing information sources, such as the internet and public records, on various subjects or concerns a client may have, including, researching state and local licensing, permit requirements, and local and national marketing studies. We also currently write, review, and edit business plans, as well as, create business development and growth strategies. All of our revenues have been generated from the provision of these services.

Proposed Website. The domain, www.bisassist.com, was obtained by Tarja Mees, one of our former directors, for our benefit. The domain name has been re-registered in our name in the form of a gratuitous transfer from Ms. Mees. We anticipate that our website will initially be developed as a corporate presence and used for marketing our services. We anticipate that the website will be expanded to provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events.

We intend to develop our website to expand our services to provide assistance with incorporation services and trademark research and applications, and to provide information with respect to product development strategies, human resource strategies, marketing strategies and risk management. In order to provide incorporating services on our proposed website, we believe that we need to assess the respective incorporation requirements of each secretary of state. We are currently collecting information regarding each state's requirements for incorporation. In order to provide trademark research, we intend to conduct searches of the databases which are available on the Internet, such as the database available on the United States Patent and Trademark Office. We also intend to assist the client with the preparation of the application, although the client is responsible for the accuracy and submission of their application.

We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs as well as purchase small-business related products. Our objective is to complete development of our website by June 2002.

Services. Our business consulting services include assisting small and medium sized businesses develop business, marketing and financing plans including pro forma financial statements. Those financial statements will be unaudited. Our president, Calvin Mees, has a bachelor of science in business administration, with a background in accounting. For accounting needs, we refer our clients to a certified public accountant, which the client can choose to employ. We also provide business and market development services as well as identifying funding requirements and financial leverage opportunities. If a client desires debt or equity financing, we assist the client with the analysis of the opportunity and the effect of the opportunity on the clients' overall goals. We do not locate investors or negotiate transactions with potential investors. We will also evaluate management, staff and company organization and provide assistance in implementing adjustments, if necessary. We also provide assistance in designing appropriate management incentive programs including cash and stock bonuses, stock purchase plans, and other incentives for achieving performance goals. At this time, we have no up-front agreements with any outside consultants to provide any of our services.

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

Growth Strategy. Our objective is to become a dominant Internet based provider of business consulting services. Key elements of our strategy include:

       o     create awareness of our products and services;
       o     develop our website;
       o     develop relationships with clients;
       o provide additional services for clients such as incorporation services and trademark research and applications.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

Competition. The business consulting services industry is highly fragmented and competitive with limited barriers to entry. We believe that there are numerous firms that compete with us in our market, including small or single-office firms. Among those competitors, we rank near the bottom of the small or single-office firms because our operations are relatively small. We believe that our primary competitors include small or single-office firms. We also compete with national and international consulting firms, and specialty consulting firms and the consulting groups of international accounting firms such as KPMG LLP, Ernst & Young LLP, Deloitte & Touche LLP, PricewaterhouseCoopers, LLP and Accenture.

While we compete with traditional "brick and mortar" providers of business consulting services, we will also compete with other Internet-based companies and businesses that have developed and are in the process of developing websites which will compete with the products developed and offered by us. We cannot guaranty that other websites or services which are functionally equivalent or similar to ours have not been developed or are not in development. Many of these competitors have greater financial and other resources, and more experience in research and development, than we have.

Employees. As of March 28, 2002, we have one employee.

Item 2.  Description of Property.
---------------------------------

Property Held by Us. As of the date specified in the following table, we held the following property:

============================ ======================== ========================
             Property         December 31, 2001        December 31, 2000
---------------------------- ------------------------ ------------------------
Cash                                  $6,943                   $34
---------------------------- ------------------------ ------------------------
Property and Equipment, net           $32,583                 $44,239
============================ ======================== ========================

Property and equipment are recorded at cost and depreciated over the useful lives of the assets. Our property and equipment consist of computer equipment and furniture and equipment.

Our Facilities. Our executive, administrative and operating offices are located at 1353 Middleton Dr., Suite 2000, Cedar Hill, Texas 75104. The facilities are provided, at no charge, by Calvin Mees, our President and director. We do not have a written lease or sublease agreement and Mr. Mees does not expect to be paid or reimbursed for providing office facilities.

Item 3.  Legal Proceedings.
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

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

3,985,000 of our outstanding shares of our common stock, which are held by non-affiliates who received their shares of our common stock in exchange for their shares of common stock of Bisassist Texas, may currently be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. On October 11, 2001, we filed a registration statement with the SEC to register 3,985,000 shares of our common stock held, which are held by thirty-six shareholders. The approximate number of holders of record of shares of our common stock is thirty-eight.

On December 18, 2000, our Board of Directors authorized a reverse stock split of 1200 to 1. As a result of such split, we had 5,000 shares of common stock issued and outstanding prior to our acquisition of Bisassist Texas. Following that acquisition, we had 9,985,000 shares issued and outstanding.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-----------------------------------------------------------------------------

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

We incorporated in Nevada on July 6, 2000. On December 20, 2000, we acquired all of the issued and outstanding shares of common stock of Bisassist, Inc. a Texas corporation, or Bisassist Texas. Bisassist Texas was originally incorporated in the state of Texas on October 21, 1996. Therefore, we have included the audited financial statements of Bisassist Texas for the years ended December 31, 2000 and 1999.

For the year ended December 31, 2001, compared to the year ended December 31, 2000.
-----------------------------------------------------------------------------

Liquidity and Capital Resources. We had cash of approximately $6,943 as of December 31, 2001. Our total assets were approximately $131,162 at December 31, 2001, of which approximately $98,579 is represented by a note receivable from Tarja Mees, our former president. We lent the money to Ms. Mees for her personal use. We entered into the promissory note receivable in the amount of $79,482 with Ms. Mees on June 21, 2000. The note matured on June 21, 2002, and carried an interest rate of 10% due at maturity. In February 2002, Ms. Mees paid us $92,953 which represented $79,482 plus $13,471 in accrued interest. Our total liabilities were approximately $21,115 of which approximately $2,985 is represented by a note payable to Calvin Mees, our president. The loan was used to pay federal corporate income taxes which were due. The note matures on April 4, 2002 and carries an interest rate of 10% due at maturity. In October 2001, we paid $37,000 to Calvin Mees. In November 2001, we paid $10,000 to Calvin Mees. The remaining balance on the note is $2,985 plus accrued interest of $8,201.

As of January 22, 2002, we have cash of $30,257. We anticipate that our monthly expenses will be approximately $1,500 to $2,000 per month for the 12 months after the date of this prospectus. Based on our five years of business history, we believe that we have adequate resources to pay our capital requirements, for the next 12 months. Our current material commitments include professional fees, auto expenses, supplies and general and administrative expenses. As we implement our plan to develop our web site by June 2002, we expect our costs to increase proportionally with the amount of new clients we service. If we do not generate new clients, then we do not believe that our costs will increase. We also anticipate an increase in our expenditures in 2003 due primarily to maintaining and updating our website, research related costs, advertising, travel, and consultant expenses. Those anticipated increases in expenditures during 2003 are contingent on our ability to develop new clients. Therefore, we do not believe that we can quantify the amount of those potential increases in expenses.

Our president, director and principal shareholder, Calvin Mees, has paid our expenses since our inception. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the year ended December 31, 2001, we had generated revenues of approximately $317,505, compared to $230,505 for the year ended December 31, 2000. The decrease in revenues was due to an increase in the services that we are providing. Our cost of revenues for the year ended December 31, 2001, was approximately $93,713 compared to cost of revenues of approximately $76,413 for the year ended December 31, 2000. The increase in the cost of revenues was the result of an increase in the fees paid to outside consultants for the services that they provided to our clients. We do not have any agreements with any of our outside consultants. Our gross profit increased from $154,137 for the year ended December 31, 2000, to $223,792 for the year ended December 31, 2001.

Operating Expenses. For the year ended December 31, 2001, our total expenses were approximately $183,491, an increase from our total expenses of approximately $154,137 for the year ended December 31, 2000. The increase in expenses was the result of increased expenses for: professional fees, auto expenses, supplies and general and administrative expenses. Those professional fees include legal and accounting fees. Auto expenses include costs for automobiles, maintenance and repairs. The auto expenses incurred were utilized for business purposes. For the year ended December 31, 2001, we experienced net income of approximately $37,259, which was an increase from our net income of approximately $7,944 for the year ended December 31, 2000.

For the period ended December 31, 2000 compared to the year ended December 31, 1999.
------------------------------------------------------------------------------

Liquidity and Capital Resources. We had cash of approximately $34 as of December 31, 2000. Our total assets were approximately $131,596, of which a note receivable represents approximately $87,323 from Tarja Mees, our former president. We lent the money to Ms. Mees for her personal use. Our total liabilities were approximately $51,315 of which approximately $49,985 is represented by a note payable to Calvin Mees, our president. The loan was used to pay federal corporate income taxes which were due.

Results of Operations.

Revenue. For the period ended December 31, 2000, we have generated revenues of approximately $230,550, compared to $170,598 for the year ended December 31, 1999. The increase in revenues was due to an increase in the number of clients that retained our services. We believe that our revenues will remain consistent because we have historically generated new customers when old customers have ceased using our services. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels. Our cost of revenues for the year ended December 31, 2000, was approximately $76,413 compared to cost of revenues of approximately $91,900 for the year ended December 31, 1999. The decrease in the cost of revenues was the result of a decrease in the fees paid to out side consultants for the services that they provided to our clients. Our gross profit increased from $78,698 for the year ended December 31, 1999 to $154,137 for the year ended December 31, 2000. We believe that this increase in gross profit was primarily due to the fact that we relied less on outside consultants to provide services to our clients.

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

Item 7.  Financial Statements


                                 BisAssist, Inc.

                                December 31, 2001
                                -----------------










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

Board of Directors
BisAssist, Inc.



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of BisAssist, Inc. (Company) as of December 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles



                                Clyde Bailey P.C.
San Antonio, Texas
March 5, 2002

                                 BisAssist, Inc.
                                  Balance Sheet
                             As of December 31, 2001

                                   A S S E T S
                                  -------------
Current Assets
     Cash                                                     $         6,943
     Accrued Interest Receivable                                       12,154
     Note Receivable - Related Party                                   79,482
                                                              ----------------
          Total Current Assets                                                    $        98,579

Fixed Assets
     Property and Equipment                                            73,879
     Less: Accumulated Depreciation                                   (41,296)
                                                              ----------------
          Total Fixed Assets                                                               32,583
                                                                                  ----------------
          Total Assets                                                                    131,162
                                                                                  ================

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
     Accrued Expenses                                                   3,699
     Accrued Interest                                                   8,201
     Income Tax Payable                                                 6,230
                                                              ----------------
          Total Current Liabilities                                                        18,130

Long-Term Liabilities
     Note Payable - Related Party                                                           2,985
                                                                                  ----------------
          Total Liabilities                                                                21,115

     Commitments and Contingencies                                                              -

                      S T O C K H O L D E R S ' E Q U I T Y
                     --------------------------------------

Preferred Stock
  10,000,000 authorized shares, par value $.001
  no shares issued and outstanding
Common Stock                                                            9,985
  50,000,000 authorized shares, par value $.001
  9,985,000 shares issued and outstanding
Additional Paid-in-Capital                                                  -
Accumulated Surplus                                                   100,062
                                                              ----------------    ----------------
          Total Stockholders' Equity (Deficit)                                            110,047
                                                                                  ----------------
          Total Liabilities and Stockholders' Equity                              $       131,162
                                                                                  ================



                The accompanying notes are integral part of the
                        Consolidated Financial Statements

                                 BisAssist, Inc.
                             Statement of Operations

                                                                    For the Years Ended
                                                                         December 31
                                                           -------------------------------------
Revenues:                                                        2001                 2000
---------                                                  ----------------    -----------------
      Revenues                                             $       317,505              230,550
                                                           ----------------    -----------------
           Total Revenues                                          317,505              230,550

Cost of Revenues
----------------

      Consulting Expenses                                           93,713               76,413
                                                           ----------------    -----------------
           Gross Profit                                            223,792              154,137

Expenses:
---------
      Auto Expenses                                                 11,016                7,785
      Depreciation Expense                                          18,008               13,505
      Telephone                                                     14,376               15,885
      Professional Fees                                             37,981                1,830
      Filing Fees                                                   10,667               11,473
      Travel                                                        10,005               27,907
      Supplies                                                      32,193               10,071
      Other Expenses                                                49,245               56,755
                                                           ----------------    -----------------
                                                                         -                    -
           Total Expenses                                          183,491              145,211

           Net Income (Loss) from Operations               $        40,301     $          8,926

Other Income:
-------------
      Interest Income                                                7,950                4,204
      Interest Expense                                              (4,417)              (3,784)
                                                           ----------------    -----------------
           Total Other Income                                        3,533                  420

           Net Income (Loss) Before Tax                             43,834                9,346

Provision for Income Taxes:
---------------------------
      Income Tax Benefit (Expense)                                  (6,575)              (1,402)
                                                           ----------------    -----------------
           Net Income (Loss)                               $        37,259     $          7,944
                                                           ================    =================
Basic and Diluted Earnings Per Common Share                          0.004                0.001
                                                           ----------------    -----------------
Weighted Average number of Common Shares                         9,985,000            9,985,000
    used in per share calculations  *                      ================    =================

      * - Retroactively Restated





                The accompanying notes are integral part of the
                        Consolidated Financial Statements

                                 BisAssist, Inc.
                        Statement of Stockholders' Equity
                             As of December 31, 2001


                                                                $0.001          Paid-In         Accumulated   Stockholders'
                                                Shares         Par Value        Capital          Surplus         Equity
                                             --------------  --------------  --------------   --------------  --------------
Balance, July 10, 2000                                   -   $           -   $            -   $           -   $            -
7/10/2000

Issuance of Shares for Services                  6,000,000           6,000                                -            6,000
12/18/2000

 Reverse Stock Split 1200/1                     (5,995,000)         (5,995)                                           (5,995)

 Effect of Recapitalization of Subsidiary
 December 19, 2000                               9,980,000           9,980                -          54,859           64,839

Net Income  (Loss)                                                                                    7,944            7,944
                                             --------------  --------------  --------------   --------------  --------------
Balance December 31, 2000                        9,985,000   $       9,985   $            -   $      62,803   $       72,788

Net Income  (Loss)                                                                                   37,259           37,259

Balance December 31, 2001                        9,985,000   $       9,985   $            -   $     100,062   $      145,571
                                             ==============  ==============  ==============   ==============  ==============

     Retroactively Restated





                The accompanying notes are integral part of the
                        Consolidated Financial Statements

                                 BisAssist, Inc.
                             Statement of Cashflows
                             As of December 31, 2001

                                                                              For the Years Ended
                                                                                  December 31
                                                                    ---------------------------------------
Cash Flows from Operating Activities:                                      2001                   2000
--------------------------------------                              ----------------      -----------------
     Net Income (Loss)                                              $        37,259       $          7,944

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
             Depreciation /Amortization                                      18,008                 13,505
             Accrued Interest Receivable                                     (7,950)                (4,204)
             Note Receivable                                                      -                (79,482)
             Accrued Interest Payable                                         8,201                  3,784
             Income Tax Payable                                               4,746                  1,402
                                                                    ----------------      -----------------
             Total Adjustments                                               23,005                (64,995)
                                                                    ----------------      -----------------

Net Cash Used in Operating Activities                                        60,264                (57,051)

Cash Flows from Investing Activities:
-------------------------------------

     Fixed Assets                                                            (6,355)               (18,622)
                                                                    ----------------      -----------------
Net Cash Used in Investing Activities                                        (6,355)               (18,622)
                                                                    ----------------      -----------------
Cash Flows from Financing Activities:
-------------------------------------
     Note Payable                                                           (47,000)                49,985
     Paid in Capital                                                              -                 23,498
                                                                    ----------------      -----------------
Net Cash Provided for Financing Activities                                  (47,000)                73,483
                                                                    ----------------      -----------------
Net Increase (Decrease) in Cash                                               6,909                 (2,190)

Cash Balance,  Beginning of Period                                              34                   2,966
                                                                    ----------------      -----------------
Cash Balance,  End of Period                                        $         6,943       $          2,224
                                                                    ================      =================
Supplemental Disclosures:
     Cash Paid for interest                                         $             -       $               -
     Cash Paid for income taxes                                     $             -       $               -





                The accompanying notes are integral part of the
                        Consolidated Financial Statements

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
BisAssist Inc. ("the Company") was incorporated under the laws of the State of Texas on October 21, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 50,000,000 authorized common shares and 10,000,000 preferred shares with a par value of $.001 per share and with 9,980,000 shares issued and outstanding as of November 30, 2000. On November 17, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to change the name of the Company from T.A.R. Financial Group Inc. to BisAssist Inc. On December 18, 2000, the Company approved a 1200/1 reverse split bring the total outstanding shares to 5,000 common shares outstanding. On December 20, 2000, the Company entered into a "Stock Acquisition and Reorganization Agreement " with BizAssist, Inc. (a Nevada Corporation, formerly MYG Corp) by issuing 9,980,000 shares of its common stock for all of the outstanding shares of BisAssist TX which made it a wholly owned subsidiary. These financial statements reflect these changes.

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
--------------------------------------------------------------
Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. The Company uses the completed contract method rather than the percentage of completion method of accounting for revenue because the difference is immaterial both on an annual and quarterly basis. This method is used because the typical contract is completed in six months or less and does not contain a refund provision in the contract. An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expenses the actual expenses on the completed job. The Company's jobs are consulting jobs and any recognition of losses are recognized in accordance with SFAS 5 which requires that losses are recognized when the loss is probable and can be reasonably estimated. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows. The Company believes that SAB 101 has been followed in the recognition of revenues.

Fixed Assets
------------
Fixed Assets are recorded at cost and depreciated over the useful lives of the assets. The assets consist of computer equipment and furniture and equipment. The assets consisting of furniture and computer equipment is being depreciated over a 5 year useful life.

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
-------------------------------------------------------------

Impairment of Long-Lived Assets
-------------------------------
The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets consist primarily of property and equipment and note receivable, and other assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2001, there was no impairment of the Company's long-lived assets.

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

Note 2 - Recapitalization
-------------------------

On December 20, 2000, the Company entered into a reorganization agreement with BixAssist TX. At the time of the reorganization the Company was an inactive entity with no significant assets or liabilities. On December 20, 2000, the Company acquired all of the outstanding stock of the subsidiary by issuing 9,980,000 shares of its common stock for all of the outstanding shares of BixAssist TX which made it a wholly owned subsidiary. The acquisition was accounted for as a recapitalization of the subsidiary as the shareholders of the subsidiary controlled the combined Company after the acquisition. These financial statements includes the accounts of BisAssist TX for the years ended December 31, 2001 and 2000.

                                 BisAssist, Inc.
                          Notes to Financial Statements


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

Note 4  -  Note Payable - Related Party
---------------------------------------

The Company entered into a promissory note payable with Calvin Mees, on April 4, 2000 in the amount of $49,985. The note matures on April 4, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2001. Additional advances was made in 2001 bring the total on the note payable to $52,985. A total of $50,000 was paid in 2000 with a balance of $2,985 remaining on the note payable and $8,201 in accrued interest.

Note 5  -  Note Receivable  - Related Party
-------------------------------------------

The Company entered into a promissory note receivable with Tarja Mees (Morado) on June 21, 2000 in the amount of $ 79,482. The note matures on June 21,2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2001. The Company has evaluated the estimated future undiscounted cash flows and the asset's carrying value and does believe that any impairment has occurred. The Company believes that the note will be collected in full on or before the maturity date. Tarja Mees (Morado)'s net worth is $ 86,868 and her assets are not readily marketable.

Note 6 - Related Parties
------------------------

There is a Note Payable due to Calvin Mees, President, Director and Shareholder as explained in the foregoing Note 3.

There is a Note Receivable due from Tarja Mees (Morado), Director and Shareholder as explained in the foregoing Note 3.

Note 7 - Income Taxes
---------------------

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

Note 8  -  Subsequent Events
----------------------------

In February 2002, the officer (Tarja Morado-Mees) paid the notes receivable in full. A payment of $92,953 was received which represented $79,482 plus $13.471 in accrued interest.

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

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

Our directors and principal executive officers are as specified on the following table:


==================================== ======= ==================================
Name                                  Age    Position
------------------------------------ ------- ----------------------------------
Calvin K. Mees                         41    President and Director
==================================== ======= ==================================

Calvin K. Mees. Mr. Mees is our President and our directors. Mr. Mees was one of the original founders of Bisassist Texas and has been self-employed as a free-lance business consultant since 1996. He currently manages all of the day-to-day operations. Mr. Mees was an account executive with Lew Lieberbaum & Co. from 1994 to 1996 and held a Series 7 license until March 1996. Mr. Mees is currently also a director of B Y & C Management, Inc., a Florida corporation.

Our directors serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Romie Krickbaum recently resigned as our secretary and one of our directors. Tarja Mees also recently resigned one of our directors. Ms. Mees is the spouse of Mr. Mees. Ms. Krickbaum is the mother of Ms. Mees. The resignations of both Ms. Krickbaum and Ms. Mees were not the result of any disagreement with us on any matter relating to our operations, policies or practices. We hope to find suitable replacements for Ms. Krickbaum and Ms. Mees, although we cannot guaranty that we will be able to find suitable replacement personnel. As a result of the resignation of Ms. Krickbaum, Mr. Mees has assumed her responsibilities.

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

Item 10.  Executive Compensation
---------------------------------

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

=========================================== ======== ============ ============= ===================== =====================
Name and Principal Position                  Year      Annual      Bonus ($)        Other Annual           All Other
                                                     Salary ($)                   Compensation ($)        Compensation
------------------------------------------- -------- ------------ ------------- --------------------- ---------------------
Calvin K. Mees - President                  2001       $40,200        None              None                  None
------------------------------------------- -------- ------------ ------------- --------------------- ---------------------
Romie Krickbaum - Former Secretary          2001         $0           None              None                  None
=========================================== ======== ============ ============= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class              Name and Address of              Amount and Nature of Beneficial              Percent of Class
                            Beneficial Owner                 Owner
------------------------    ----------------------------     ------------------------------------    --------------------------
$.001 Par Value Common      Calvin Mees                      4,500,000 shares(1)                             45.07%(1)
Stock                       1353 Middleton Drive             President and Director
                            Cedar Hill, TX  75104

$.001 Par Value Common      Romie Krickbaum                  1,500,000 shares                                 15.02%
Stock                       708 Hillcrest Court
                            Cedar Hill, TX  75104

$.001 Par Value Common      Tarja Mees                       4,500,000 shares(1)                              45.07%
Stock                       1353 Middleton Drive
                            Cedar Hill, TX  75104

$.001 Par Value Common                                       All directors and named executive                45.07%
Stock                                                        officers as a group

(1) Tarja Mees, who owns 3,000,000 shares, is the spouse of Calvin Mees, who owns 1,500,000 shares. Therefore, each beneficially owns 4,500,000 shares of common stock.

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

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Tarja Mees, one of our former directors and a principal shareholder, is the spouse of Calvin Mees, our president and one of our directors. Ms. Krickbaum, our former secretary and one of our former directors and a principal shareholder, is the mother of Ms. Mees.

Transactions with Promoters. Bruce Younker was issued 5,000 shares of our common stock in exchange for his services as our promoter. The value of the services performed by Mr. Younker was approximately $5,000. As a result of a reverse stock split of 1200 to 1 that occurred on December 18, 2000, those 6,000,000 shares were reduced to 5,000 shares.

Related Party Transactions. Tarja Mees, one of our former directors and a principal shareholder, is the spouse of Calvin Mees, our president and one of our directors. Ms. Krickbaum, our former secretary and one of our former directors and a principal shareholder, is the mother of Ms. Mees.

Bisassist Texas entered into a promissory note payable with Calvin Mees, our president and one of our directors, on April 4, 2000 in the amount of $49,985. The note matures on April 4, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2000. In October 2001, we paid $37,000 to Calvin Mees. In November 2001, we paid $10,000 to Calvin Mees. The remaining balance on the note is $2,985 plus accrued interest of $8,201.

Bisassist Texas entered into a promissory note receivable with Tarja Mees, one of our former directors, on June 21, 2000 in the amount of $79,482. The note matures on June 21, 2002 and carries an interest rate of 10% due at maturity. Interest has been accrued as of December 31, 2000. In February 2002, Ms. Mees paid us $92,953 which represented $79,482 plus $13,471 in accrued interest.

Calvin K. Mees, our president and one of our directors, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Mees does not expect to be paid or reimbursed for providing office facilities.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

       o     disclose such transactions in prospectuses where required;
       o disclose in any and all filings with the Securities and Exchange Commission, where required;
       o     obtain disinterested directors consent; and
       o     obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*
                           (Charter Document)

3.2                        Bylaws*


* Included in Registration Statement on Form 10-SB filed on September 1, 2000.

(b) Reports on Form 8-K
-----------------------

1. Report on Form 8-K dated February 21, 2002, reporting resignation of Romie Krickbaum, our Vice-President, Secretary, and one of our directors, and resignation of Tarja Mees, one of our directors.

2. Report on Form 8-K dated April 15, 2001, reporting change of accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 BisAssist, Inc.,
                 a Nevada corporation

                 By:     /s/ Calvin K. Mees                     March 28, 2002
                         --------------------------------
                         Calvin K. Mees
                 Its:    President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Calvin K. Mees                          March 28, 2002
------------------------------------
Calvin K. Mees
President, Director