Form 10QSB
period 2002-03-31
BISASSIST INC
filed 2002-05-15
CIK 1122742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
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

            1353 Middleton Dr., Suite 2000, Cedar Hill, Texas, 75104
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  972.293.1115
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2002, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

As used herein, the term "Company" refers to BisAssist Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.


                                 BisAssist, Inc.
                           Consolidated Balance Sheets
                              As of March 31, 2002
                                   (Unaudited)

                                                                     March 31           December 31
                                                                      2002                 2001
                                                                      ----                 ----

                                   A S S E T S
                                   -----------
Current Assets
   Cash                                                         $         56,321     $          6,943
   Accrued Interest Receivable                                                 -               12,154
   Note Receivable - Related Party                                             -               79,482
                                                                -----------------    -----------------
        Total Current Assets                                              56,321               98,579

Fixed Assets
   Property and Equipment                                                 73,879               73,879
   Less: Accumulated Depreciation                                        (44,990)             (41,296)
                                                                -----------------    -----------------
        Total Fixed Assets                                                28,889               32,583

        Total Assets                                                      85,210              131,162
                                                                =================    =================

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
   Accrued Expenses                                                            -                3,699
   Accrued Interest Payable                                                    -                8,201
   Income Tax Payable                                                      1,570                6,230
                                                                -----------------    -----------------
        Total Current Liabilities                                          1,570               18,130

Long-Term Liabilities
   Note Payable - Related Parties                                              -                2,985
                                                                -----------------    -----------------
        Total Liabilities                                                  1,570               21,115

   Commitments and Contingencies                                                                    -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
Preferred Stock
  10,000,000 authorized shares, par value $.001
  no shares issued and outstanding

Common Stock                                                               9,985                9,985
  50,000,000 authorized shares, par value $.001
  9,985,000 shares issued and outstanding

Additional Paid-in-Capital                                                     -                    -
Accumulated Surplus                                                       73,655              100,062
                                                                -----------------    -----------------
        Total Stockholders' Equity (Deficit)                              83,640              110,047
                                                                -----------------    -----------------
        Total Liabilities and Stockholders' Equity              $         85,210     $        131,162
                                                                =================    =================




                 The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                                 BisAssist, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                              ---------------------------------------
Revenues:                                                           2002                  2001
---------
                                                              -----------------     -----------------
       Revenues                                               $         47,809                17,290
                                                              -----------------     -----------------
            Total Revenues                                              47,809                17,290

Cost of Revenues
----------------

       Consulting Expenses                                              32,000                11,133
                                                              -----------------     -----------------
            Gross Profit                                                15,809                 6,157

Expenses:
---------

       Auto Expenses                                                     2,373                   535
       Depreciation Expense                                              3,694                 4,502
       Telephone                                                         3,702                 2,236
       Professional Fees                                                10,025                 9,331
       Filing Fees                                                       1,295                 2,994
       Supplies                                                          5,495                 1,392
       Other Expenses                                                   21,609                 4,948
                                                              -----------------     -----------------
                                                                             -                     -
            Total Expenses                                              48,193                25,938

            Net Income (Loss) from Operations                 $       (32,384)      $        (19,781)

Other Income:
-------------
       Interest Income                                                   1,317                 1,960
       Interest Expense                                                      -                (1,250)
                                                              -----------------     -----------------
            Total Other Income                                           1,317                   710

            Net Income (Loss) Before Tax                               (31,067)              (19,071)

Provision for Income Taxes:
---------------------------

       Income Tax Benefit (Expense)                                      4,660                 2,937
                                                              -----------------     -----------------
            Net Income (Loss)                                 $        (26,407)     $        (16,134)
                                                              =================     =================
Basic and Diluted Earnings Per Common Share                             (0.003)               (0.002)
                                                              -----------------     -----------------
Weighted Average number of Common Shares                             9,985,000             9,985,000
       used in per share calculations  *                      =================     =================

       * - Retroactively Restated




                 The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                                 BisAssist, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                           -----------------------------------------
Cash Flows from Operating Activities:                            2002                    2001
-------------------------------------
                                                           ------------------      -----------------
   Net Income (Loss)                                       $         (26,407)      $        (16,134)

   Adjustments to reconcile net loss to net cash
   provided (used) to operating activities:
            Depreciation /Amortization                                 3,694                  4,502
            Accrued Interest Receivable                               12,154                 (1,960)
            Deferred Tax Benefit                                           -                 (1,535)
            Accrued Expenses                                          (3,699)                     -
            Accrued Interest Payable                                  (8,201)                 1,250
            Income Tax Payable                                        (4,660)                (1,402)
                                                           ------------------      -----------------
            Total Adjustments                                           (712)                   855
                                                           ------------------      -----------------
Net Cash Used in Operating Activities                                (27,119)               (15,279)

Cash Flows from Investing Activities:
-------------------------------------

   Notes Receivable Collections                                       79,482
   Fixed Assets                                                            -                      -
                                                           ------------------      -----------------
Net Cash Used in Investing Activities                                 79,482                      -
                                                           ------------------      -----------------
Cash Flows from Financing Activities:
-------------------------------------

   Shareholder Loan                                                        -                 17,500
   Note Payable - Related Party                                       (2,985)                     -
                                                           ------------------      -----------------
Net Cash Provided for Financing Activities                            (2,985)                17,500
                                                           ------------------      -----------------
Net Increase (Decrease) in Cash                                       49,378                  2,221

Cash Balance,  Beginning of Period                                     6,943                     34
                                                           ------------------      -----------------
Cash Balance,  End of Period                               $          56,321       $          2,255
                                                           ==================      =================
Supplemental Disclosures:
   Cash Paid for interest                                  $           8,201       $              -
   Cash Paid for income taxes                              $               -       $              -




                 The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                                 BisAssist Inc.
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

General
-------

The consolidated unaudited interim financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of their operations for the three months ended March 31, 2002 and 2001, and their cash flows for the three months ended March 31, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Organization
------------
BisAssist Inc. ("the Company") was incorporated under the laws of the State of Texas on October 21, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 50,000,000 authorized common shares and 10,000,000 preferred shares with a par value of $.001 per share and with 9,985,000 shares issued and outstanding as of December 31, 2001 and March 31, 2002. On November 17, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to change the name of the Company from T.A.R. Financial Group Inc. to BisAssist Inc. On December 18, 2000, the Company approved a 1200/1 reverse split bring the total outstanding shares to 5,000 common shares outstanding. On December 20, 2000, the Company entered into a "Stock Acquisition and Reorganization Agreement " with BisAssist, Inc. (a Nevada Corporation, formerly MYG Corp) by issuing 9,980,000 shares of its common stock for all of the outstanding shares of BisAssist TX which made it a wholly owned subsidiary. These financial statements reflect these changes.

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
-------------------------------------------------------------
Accounting Method
-----------------

 The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. This method is used because the typical contract is completed in six months or less and does not contain a refund provision in the contract.. An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expenses the actual expenses on the completed job. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of March 31, 2002.

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
---------------------------------------

The Company entered into a promissory note payable with Calvin Mees, on April 4, 2000 in the amount of $49,985. The note matures on April 4, 2002, but was paid in full with accrued interest in the amount of $8,201 in February 2002.

Note 5  -  Note Receivable - Related Party
------------------------------------------

The Company entered into a promissory note receivable with Tarja Morado on June 21, 2000 in the amount of $ 79,482. The note matures on June 21,2002 and carried an interest rate of 10% due at maturity. The note was paid in full in February 2002 along with accrued interest in the amount of $13,471.

Note 6 - Commitment and Contingencies
-------------------------------------

The Company has not recognized any commitments or contingencies at this time.

Note 7 - Subsequent Events
 -------------------------

There are no subsequent events that warrant disclosure in these financial statements.

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

For the three months ended March 31, 2002, compared to the three months ended March 31, 2001.
-----------------------------------------------------------------------------

Liquidity and Capital Resources. We had cash of $56,321 at March 31, 2002, which also represented our total current assets. We had no accounts receivable as of March 31, 2002, and believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets were $85,210, of which our total fixed assets were $28,889. Of this amount, our property and equipment represented $73,879, less accumulated depreciation of $44,990. We had a promissory note receivable in the amount of $79,482 from Tarja Mees, one of our former directors, which we entered into on June 21, 2000. The note was to mature on June 21, 2002, and carried an interest rate of 10% due at maturity. In February 2002, Ms. Mees paid us$92,953 which represented $79,482 plus $13,471 in accrued interest.

Our total liabilities were $1,570 at March 31, 2002. The total amount of $1,570 was represented by income tax payable. During the three months ended March 31, 2002, the note payable to Calvin Mees, our president, was paid in full with accrued interest in the amount of $8,201 in February 2002. As at March 31, 2002, we did not have any accounts payable or accrued expenses. We had no long term liabilities or long term commitments or contingencies as at March 31, 2002.

We had cash of $56,321 at March 31, 2002. We anticipate that our monthly expenses will be approximately $1,500 to $2,000 per month for the 12 months after the date of this prospectus. Based on our five years of business history, we believe that we have adequate resources to pay our capital requirements, for the next 12 months. Our current material commitments include professional fees, auto expenses, supplies and general and administrative expenses. As we implement our plan to develop our web site by June 2002, we expect our costs to increase proportionally with the amount of new clients we service. If we do not generate new clients, then we do not believe that our costs will increase. We also anticipate an increase in our expenditures in 2003 due primarily to maintaining and updating our website, research related costs, advertising, travel, and consultant expenses. Those anticipated increases in expenditures during 2003 are contingent on our ability to develop new clients. Therefore, we do not believe that we can quantify the amount of those potential increases in expenses.

Our president, director and principal shareholder, Calvin Mees, has paid our expenses since our inception. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the three months ended March 31, 2002, we had generated revenues of approximately $47,809, compared to $17,290 for the three months ended March 31, 2001. The increase in revenues was due to an increase in the services that we are providing. Our cost of revenues for the three months ended March 31, 2002, was approximately $32,000 compared to cost of revenues of approximately $11,133 for the three months ended March 31, 2001. The increase in the cost of revenues was the result of an increase in the fees paid to outside consultants for the services that they provided to our clients. We do not have any agreements with any of our outside consultants. Our gross profit increased from $6,157 for the three months ended March 31, 2001, to $15,809 for the three months ended March 31, 2002.

Operating Expenses. For the three months ended March 31, 2002, our total expenses were approximately $48,193, an increase from our total expenses of approximately $25,938 for the three months ended March 31, 2001. The increase in expenses was the result of increased expenses for: professional fees, auto expenses, telephone, supplies and other expenses. Those professional fees include legal and accounting fees. Auto expenses include costs for automobiles, maintenance and repairs. The auto expenses incurred were utilized for business purposes. For the three months ended March 31, 2002, we experienced net loss of approximately $32,384, which was an increase from our net loss of approximately $19,781 for the three months ended March 31, 2001.

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

None.

Item 2.  Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

On February 16, 2002, Romie Krickbaum resigned as the Secretary and a director of Bisassist, Inc., a Nevada corporation ("Issuer"). The resignation is not the result of any disagreement with the issuer on any matter relating to the Issuer's operations, policies or practices. A copy of Ms. Krickbaum's resignation is filed as Exhibit 17.1 to the Form 8-K filed February 21, 2002.

On February 16, 2002, Tarja Mees resigned as a director of the Issuer. The resignation is not the result of any disagreement with the issuer on any matter relating to the Issuer's operations, policies or practices. A copy of Ms. Mees' resignation is filed as Exhibit 17.2 to the Form 8-K filed February 21, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2002                           BisAssist, Inc.,
                                       a Nevada corporation


                                       By: /s/  Calvin K. Mees
                                           -----------------------------------
                                           Calvin K. Mees, President, Director