Form 10QSB
period 2002-06-30
BISASSIST INC
filed 2002-08-14
CIK 1122742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
              For the transition period from                 to
                                            -----------------  ----------------
Commission File Number: 000-31441

                                 BisAssist, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

Nevada
------                                                               33-0921357
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 12, 2002, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                                 BisAssist, Inc.
                               (formerly MYG Corp)
                           Consolidated Balance Sheets
                               As of June 30, 2002



                                                                          June 30            December 31
                                                                            2002                 2001
                                   A S S E T S                        -----------------    -----------------
                                   ----------
      Current Assets
         Cash                                                                  $ 1,382              $ 6,943
         Accrued Interest Receivable                                                 -               12,154
         Note Receivable - Related Party                                             -               79,482

                                                                      -----------------    -----------------
              Total Current Assets                                               1,382               98,579

      Fixed Assets
         Property and Equipment                                                 73,879               73,879
         Less: Accumulated Depreciation                                        (48,684)             (41,296)
                                                                      -----------------    -----------------
              Total Fixed Assets                                                25,195               32,583

      Other Assets
         Deferred Tax Benefit                                                    9,183                    -
                                                                      -----------------    -----------------
              Total Other Assets                                                 9,183                    -

              Total Assets                                                      35,760              131,162
                                                                      =================    =================

                              L I A B I L I T I E S
                              ---------------------
      Current Liabilities
         Accrued Expenses                                                            -                3,699
         Accrued Interest Payable                                                    -                8,201
         Income Tax Payable                                                          -                6,230
                                                                      -----------------    -----------------

              Total Current Liabilities                                              -               18,130

      Long-Term Liabilities
         Note Payable - Related Party                                                -                2,985

                                                                      -----------------    -----------------
              Total Liabilities                                                      -               21,115

         Commitments and Contingencies                                                                    -

                   S T O C K H O L D E R S ' E Q U I T Y
                   -------------------------------------
      Preferred Stock


      Common Stock                                                               9,985                9,985

            (Retroactively Restated)
      Additional Paid-in-Capital                                                     -                    -
      Accumulated Surplus                                                       25,775              100,062
                                                                      -----------------    -----------------

              Total Stockholders' Equity (Deficit)                              35,760              110,047
                                                                      -----------------    -----------------

              Total Liabilities and Stockholders' Equity              $         35,760     $        131,162
                                                                      =================    =================




 The accompanying notes are integral part of Consolidated Financial Statements.

                                 BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                ---------------------------------------------------------------------
Revenues:                                            2002                2001           2002               2001
---------                                       ----------------    ------------------------------    ---------------
       Revenues                                 $        15,000             101,175  $     62,809            118,465
                                                ----------------    ------------------------------    ---------------
            Total Revenues                               15,000             101,175        62,809            118,465

Cost of Revenues
----------------
       Consulting Expenses                               20,500              39,167        52,500             50,300
                                                ----------------    ------------------------------    ---------------
            Gross Profit                                 (5,500)             62,008        10,309             68,165

Expenses:
---------
       Auto Expenses                                      2,813               2,941         5,186              3,476
       Depreciation Expense                               3,694               4,502         7,388              9,004
       Telephone                                          3,051               4,176         6,753              6,412
       Professional Fees                                 17,053              10,500        27,078             19,831
       Filing Fees                                          800               2,520         2,095              5,514
       Supplies                                           2,650               5,474         8,145              6,866
       Other Expenses                                    20,768              20,209        42,377             25,157
                                                ----------------    ------------------------------    ---------------
            Total Expenses                               50,829              50,322        99,022             76,260

            Net Income (Loss) from Operations   $       (56,329)    $        11,686  $    (88,713)    $       (8,095)

Other Income:
-------------
       Interest Income                                        -               1,982         1,317              3,942
       Interest Expense                                       -              (1,350)            -             (2,600)
                                                ----------------    ------------------------------    ---------------

            Total Other Income                                -                 632         1,317              1,342

            Net Income (Loss) Before Tax                (56,329)             12,318       (87,396)            (6,753)

Provision for Income Taxes:
---------------------------

       Income Tax Benefit (Expense)                       8,449              (1,848)       13,109              1,013
                                                ----------------    ------------------------------    ---------------
            Net Income (Loss)                   $       (47,880)    $        10,470  $    (74,287)    $       (5,740)
                                                ================    ==============================    ===============


Basic and Diluted Earnings Per Common Share               (0.00)               0.00         (0.01)             (0.00)
                                                ----------------    ------------------------------    ---------------

Weighted Average number of Common Shares              9,985,000           9,985,000     9,985,000          9,985,000
       used in per share calculations  *        ================    ==============================    ===============

       * - Retroactively Restated






 The accompanying notes are integral part of Consolidated Financial Statements.

                                BisAssist, Inc.
                               (formerly MYG Corp)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30
                                                          -----------------------------------------
Cash Flows from Operating Activities:                           2002                    2001
------------------------------------                      -----------------       -----------------

     Net Income (Loss)                                    $        (74,287)       $         (5,740)

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
             Depreciation /Amortization                              7,388                   9,004
             Accrued Interest Receivable                            12,154                  (3,942)
             Deferred Tax Benefit                                   (9,183)                      -
             Accrued Interest Payable                               (8,201)                  2,600
             Accrued Ecpenses                                       (3,699)                      -
             Income Tax Payable                                     (6,230)                 (1,089)
                                                          -----------------       -----------------
             Total Adjustments                                      (7,771)                  6,573
                                                          -----------------       -----------------
Net Cash Used in Operating Activities                              (82,058)                    833

Cash Flows from Investing Activities:
-------------------------------------

     Note Receivable Collections                                    79,482                       -
                                                          -----------------       -----------------
Net Cash Used in Investing Activities                               79,482                       -
                                                          -----------------       -----------------
Cash Flows from Financing Activities:
-------------------------------------

     Shareholder Loan                                               (2,985)                      -
                                                          -----------------       -----------------
Net Cash Provided for Financing Activities                          (2,985)                      -
                                                          -----------------       -----------------

Net Increase (Decrease) in Cash                                     (5,561)                    833

Cash Balance,  Beginning of Period                                   6,943                      34
                                                          -----------------       -----------------
Cash Balance,  End of Period                              $          1,382        $            867
                                                          =================       =================

Supplemental Disclosures:
     Cash Paid for interest                               $         13,471        $              -
     Cash Paid for income taxes                           $          2,304        $              -




 The accompanying notes are integral part of Consolidated Financial Statements.

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

For the six months ended June 30, 2002, compared to the six months ended June 30, 2001.
------------------------------------------------------------------------------

Liquidity and Capital Resources. We had cash of $1,382 at June 30, 2002, which also represented our total current assets. We had no accounts receivable as of June 30, 2002, and believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets were $35,760, of which our total fixed assets were $25,195. Of this amount, our property and equipment represented $73,879, less accumulated depreciation of $48,684. We had a promissory note receivable in the amount of $79,482 from Tarja Mees, one of our former directors, which we entered into on June 21, 2000. The note was to mature on June 21, 2002, and carried an interest rate of 10% due at maturity. In February 2002, Ms. Mees paid us$92,953 which represented $79,482 plus $13,471 in accrued interest.

We had no total liabilities at June 30, 2002. During the six months ended June 30, 2002, the note payable to Calvin Mees, our president, was paid in full with accrued interest in the amount of $8,201 in February 2002. As at June 30, 2002, we did not have any accounts payable or accrued expenses. We had no long term liabilities or long term commitments or contingencies as at June 30, 2002.

We had cash of $1,382 at June 30, 2002. We anticipate that our monthly expenses will be approximately $1,500 to $2,000 per month for the next 12 months. We believe that our president is committed to paying our operating expenses for the next 12 months. Our current material commitments include professional fees, auto expenses, supplies and general and administrative expenses. As we implement our plan to develop our web site by December 2002, we expect our costs to increase proportionally with the amount of new clients we service. If we do not generate new clients, then we do not believe that our costs will increase. We also anticipate an increase in our expenditures in 2003 due primarily to maintaining and updating our website, research related costs, advertising, travel, and consultant expenses. Those anticipated increases in expenditures during 2003 are contingent on our ability to develop new clients. Therefore, we do not believe that we can quantify the amount of those potential increases in expenses.

Our president, director and principal shareholder, Calvin Mees, has paid our expenses in the past. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the six months ended June 30, 2002, we had generated revenues of approximately $62,809, compared to $118,465 for the six months ended June 30, 2001. The decrease in revenues was due to a decrease in the services that we are providing. Our cost of revenues for the six months ended June 30, 2002, was approximately $52,500 compared to cost of revenues of approximately $50,300 for the six months ended June 30, 2001. The increase in the cost of revenues was the result of an increase in the fees paid to outside consultants for the services that they provided to our clients. We do not have any agreements with any of our outside consultants. Our gross profit decreased from $68,165 for the six months ended June 30, 2001, to $15,809 for the six months ended June 30, 2002.

Operating Expenses. For the six months ended June 30, 2002, our total expenses were approximately $99,022, an increase from our total expenses of approximately $76,260 for the six months ended June 30, 2001. The increase in expenses was the result of increased expenses for: professional fees, auto expenses, telephone, supplies and other expenses. Those professional fees include legal and accounting fees. Auto expenses include costs for automobiles, maintenance and repairs. The auto expenses incurred were utilized for business purposes. For the six months ended June 30, 2002, we experienced net loss of approximately $88,713, which was an increase from our net loss of approximately $8,095 for the six months ended June 30, 2001.

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

In the opinion of management, available funds and the commitment by our president to pay our expenses will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

None.

Item 2.  Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2002                             BisAssist, Inc.,
                                            a Nevada corporation


                                          By: /s/ Calvin K. Mees
                                            -----------------------------------
                                            Calvin K. Mees, President, Director

CERTIFICATIONS

I, Calvin K. Mees, certify that:

1.       I have read this quarterly report on Form 10-QSB of BisAssist, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 12, 2002
                                                 By: /s/ Calvin K. Mees
                                                     --------------------------
                                                     Calvin K. Mees
                                                     Chief Executive Officer and
                                                     Chief Financial Officer