Form 10QSB
period 2002-09-30
BISASSIST INC
filed 2002-11-14
CIK 1122742

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from          to
                                                        ----------  ----------
Commission File Number: 000-31441

                                 BisAssist, Inc.
                                 --------------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 12, 2002, there were 9,985,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
As used herein, the term "Company" refers to BisAssist Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.

                                 BisAssist, Inc.
                           Consolidated Balance Sheets
                            As of September 30, 2002

                                                                   September 30          December 31
                                                                       2002                 2001
                                                                       ----                 ----
                                   A S S E T S
                                   -----------
Current Assets
     Cash                                                         $          226    $          6,943
     Accrued Interest Receivable                                               -              12,154
     Note Receivable - Related Party                                           -              79,482

                                                                 ----------------  ------------------
          Total Current Assets                                               226              98,579

Fixed Assets
     Property and Equipment                                               73,879              73,879
     Less: Accumulated Depreciation                                      (52,378)            (41,296)
                                                                 ----------------  ------------------
          Total Fixed Assets                                              21,501              32,583

Other Assets
     Deferred Tax Benefit                                                  9,941                   -
                                                                 ----------------  ------------------
          Total Other Assets                                               9,941                   -

          Total Assets                                                    31,668             131,162
                                                                 ================  ==================

                             L I A B I L I T I E S
                             ---------------------
Current Liabilities
     Accrued Expenses                                                        200               3,699
     Accrued Interest Payable                                                  -               8,201
     Income Tax Payable                                                        -               6,230
                                                                 ----------------  ------------------
          Total Current Liabilities                                          200              18,130

Long-Term Liabilities
     Note Payable - Related Party                                              -               2,985
                                                                 ----------------  ------------------
          Total Liabilities                                                  200              21,115

     Commitments and Contingencies                                                                 -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
Preferred Stock
   10,000,000 authorized shares, par value $.001
   no shares issued and outstanding
Common Stock                                                               9,985               9,985
   50,000,000 authorized shares, par value $.001
   9,985,000 shares issued and outstanding
       (Retroactively Restated)
Additional Paid-in-Capital                                                     -                   -
Accumulated Surplus                                                       21,483             100,062
                                                                 ----------------  ------------------
          Total Stockholders' Equity (Deficit)                            31,468             110,047
                                                                 ----------------  ------------------
          Total Liabilities and Stockholders' Equity              $       31,668    $        131,162
                                                                 ================  ==================




                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                                 BisAssist, Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)




                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                ------------------------------------------------------------------
Revenues:                                            2002                2001           2002             2001
---------                                       ----------------    ---------------------------    ---------------
       Revenues                                  $        9,500           68,300      $  72,309            186,765
                                                ----------------    ---------------------------    ---------------

            Total Revenues                                9,500           68,300         72,309            186,765

Cost of Revenues
----------------
       Consulting Expenses                                    -           23,913         52,500             74,213
                                                ----------------    ---------------------------    ---------------
            Gross Profit                                  9,500           44,387         19,809            112,552

Expenses:
---------
       Auto Expenses                                      1,567            3,002          6,753              6,478
       Depreciation Expense                               3,694            4,502         11,082             13,506
       Telephone                                            877            3,335          7,630              9,747
       Professional Fees                                    303            7,075         27,381             26,906
       Filing Fees                                            -            1,760          2,095              7,274
       Supplies                                           2,504            6,274         10,649             13,140
       Other Expenses                                     5,605           24,088         47,982             49,245
                                                ----------------    ---------------------------    ---------------
                                                              -                -              -                  -
            Total Expenses                               14,550           50,036        113,572            126,296

            Net Income (Loss) from Operations    $       (5,050)     $    (5,649)     $ (93,763)      $    (13,744)

Other Income:
-------------
       Interest Income                                        -            2,004          1,317              5,946
       Interest Expense                                       -           (1,249)             -             (3,849)
                                                ----------------    ---------------------------    ---------------

            Total Other Income                                -              755          1,317              2,097

            Net Income (Loss) Before Tax                 (5,050)          (4,894)       (92,446)           (11,647)

Provision for Income Taxes:
---------------------------
       Income Tax Benefit (Expense)                         758              734         13,867              1,747

                                                ----------------    ---------------------------    ---------------
            Net Income (Loss)                    $       (4,293)     $    (4,160)     $ (78,579)      $     (9,900)
                                                ================    ===========================    ===============


Basic and Diluted Earnings Per Common Share               (0.00)           (0.00)        (0.01)             (0.00)
                                                ----------------    ---------------------------    ---------------

Weighted Average number of Common Shares              9,985,000        9,985,000      9,985,000          9,985,000
       used in per share calculations  *        ================    ===========================    ===============







                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                                 BisAssist, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                        -----------------------------------------
Cash Flows from Operating Activities:                                         2002                    2001
-------------------------------------                                   -----------------       -----------------
     Net Income (Loss)                                                  $        (78,579)       $         (9,900)

     Adjustments to reconcile net loss to net cash
     provided (used) to operating activities:
             Depreciation /Amortization                                           11,082                  13,506
             Accrued Interest Receivable                                          12,154                  (5,946)
             Deferred Tax Benefit                                                 (9,941)                   (345)
             Accrued Interest Payable                                             (8,201)                  3,849
             Accrued Ecpenses                                                     (3,499)                      -
             Income Tax Payable                                                   (6,230)                 (1,402)
                                                                        -----------------       -----------------

             Total Adjustments                                                    (4,635)                  9,662
                                                                        -----------------       -----------------

Net Cash Used in Operating Activities                                            (83,214)                   (238)

Cash Flows from Investing Activities:
-------------------------------------
     Note Receivable Collections                                                  79,482                       -
                                                                        -----------------       -----------------

Net Cash Used in Investing Activities                                             79,482                       -
                                                                        -----------------       -----------------

Cash Flows from Financing Activities:
-------------------------------------
     Shareholder Loan                                                             (2,985)                  3,000
                                                                        -----------------       -----------------
Net Cash Provided for Financing Activities                                        (2,985)                  3,000
                                                                        -----------------       -----------------
Net Increase (Decrease) in Cash                                                   (6,717)                  2,762

Cash Balance,  Beginning of Period                                                 6,943                      34
                                                                        -----------------       -----------------
Cash Balance,  End of Period                                            $            226        $          2,796
                                                                        =================       =================

Supplemental Disclosures:
     Cash Paid for interest                                             $             -         $              -
     Cash Paid for income taxes                                         $             -         $              -




                The accompanying notes are integral part of the
                       Consolidated Financial Statements.

                                 BisAssist Inc.
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION
-----------------------------

General
-------
The consolidated unaudited interim financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, and does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of their operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Organization
------------
BisAssist Inc. ("the Company") was incorporated under the laws of the State of Texas on October 21, 1996 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Texas. The company has a total of 50,000,000 authorized common shares and 10,000,000 preferred shares with a par value of $.001 per share and with 9,985,000 shares issued and outstanding as of December 31, 2001 and September 30, 2002. On November 17, 2000, an amendment to the Articles of Incorporation was filed with the Texas Secretary of State to change the name of the Company from T.A.R. Financial Group Inc. to BisAssist Inc. On December 18, 2000, the Company approved a 1200/1 reverse split bring the total outstanding shares to 5,000 common shares outstanding. On December 20, 2000, the Company entered into a "Stock Acquisition and Reorganization Agreement " with BisAssist, Inc. (a Nevada Corporation, formerly MYG Corp) by issuing 9,980,000 shares of its common stock for all of the outstanding shares of BisAssist TX which made it a wholly owned subsidiary. These financial statements reflect these changes.

Principles of Consolidation
----------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BisAssist, Inc., a Texas Corporation "BisAssist TX". All significant inter-company transactions have been eliminated in consolidation.

                                 BisAssist, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
----------------------------------------------------------------

Accounting Method
-----------------
 The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. This method is used because the typical contract is completed in nine months or less and does not contain a refund provision in the contract.. An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expenses the actual expenses on the completed job. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2002.

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
---------------------------------------

The Company entered into a promissory note payable with Calvin Mees, on April 4, 2000 in the amount of $49,985. The note matured on April 4, 2002, but was paid in full with accrued interest in the amount of $8,201 in February 2002.

Note 5  -  Note Receivable - Related Party
------------------------------------------

The Company entered into a promissory note receivable with Tarja Morado on September 21, 2000 in the amount of $ 79,482. The note matures on September 21,2002 and carried an interest rate of 10% due at maturity. The note was paid in full in February 2002 along with accrued interest in the amount of $13,471.

Note 6 - Commitment and Contingencies
-------------------------------------

The Company has not recognized any commitments or contingencies at this time.

Note 7 - Subsequent Events
--------------------------

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

We are a business-consulting firm which started offering a full range of business consulting services in 1995. We provide small to medium size businesses with business and market development services as well as financial development services. Our operations currently include start-up advice such as assistance with the process of incorporation, drafting and maintaining corporate records, and ensuring compliance with state corporation requirements. In addition, we also currently offer our clients research and analysis, achieved by optimizing information sources, such as the internet and public records, on various subjects or concerns a client may have, including, researching state and local licensing, permit requirements, and local and national marketing studies. We also currently write, review, and edit business plans, as well as, create business development and growth strategies. All of our revenues have been generated from the provision of these services.

For the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

Liquidity and Capital Resources. We had cash of $226 at September 30, 2002, which also represented our total current assets. We had no accounts receivable as of September 30, 2002, and believe that our available cash and assistance from our officer is sufficient to pay our day-to-day expenditures. Our total assets were $31,668, of which our total fixed assets were $21,501. Of this amount, our property and equipment represented $73,879, less accumulated depreciation of $52,378. We have $9,941 in a deferred tax benefit. We had a promissory note receivable in the amount of $79,482 from Tarja Mees, one of our former directors, which we entered into on June 21, 2000. The note was to mature on June 21, 2002, and carried an interest rate of 10% due at maturity. In February 2002, Ms. Mees paid us $92,953 which represented $79,482 plus $13,471 in accrued interest.

We had liabilities of $200 at September 30, 2002. During the nine months ended September 30, 2002, the note payable to Calvin Mees, our president, was paid in full with accrued interest in the amount of $8,201 in February 2002. As at September 30, 2002, we did not have any accounts payable or accrued expenses. We had no long-term liabilities or long-term commitments or contingencies as at September 30, 2002.

We had cash of $226 at September 30, 2002. We anticipate that our monthly expenses will be approximately $1,500 to $2,000 per month for the next 12 months. We believe that our president is committed to paying our operating expenses for the next 12 months. Our current material commitments include professional fees, auto expenses, supplies and general and administrative expenses. As we implement our plan to develop our web site by December 2002, we expect our costs to increase proportionally with the amount of new clients we service. If we do not generate new clients, then we do not believe that our costs will increase. We also anticipate an increase in our expenditures in 2003 due primarily to maintaining and updating our website, research related costs, advertising, travel, and consultant expenses. Those anticipated increases in expenditures during 2003 are contingent on our ability to develop new clients. Therefore, we do not believe that we can quantify the amount of those potential increases in expenses.

Our president, director and principal shareholder, Calvin Mees, has paid our expenses in the past. We anticipate that Mr. Mees will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the nine months ended September 30, 2002, we had generated revenues of approximately $72,309, compared to $186,765 for the nine months ended September 30, 2001. The decrease in revenues was due to a decrease in the services that we are providing. Our cost of revenues for the nine months ended September 30, 2002, was approximately $52,500 compared to cost of revenues of approximately $74,213 for the nine months ended September 30, 2001. The decrease in the cost of revenues was the result of a decrease in the fees paid to outside consultants for the services that they provided to our clients. We do not have any agreements with any of our outside consultants. Our gross profit decreased from $112,552 for the nine months ended September 30, 2001, to $19,809 for the nine months ended September 30, 2002.

Operating Expenses. For the nine months ended September 30, 2002, our total expenses were approximately $113,572, a decrease from our total expenses of approximately $126,296 for the nine months ended September 30, 2001. The decrease in expenses was the result of decreased expenses for: depreciation expenses, telephone, supplies, filing fees and other expenses. We had slight increases in expenses for auto expenses and professional fees. Auto expenses include costs for automobiles, maintenance and repairs. The auto expenses incurred were utilized for business purposes. Those professional fees include legal and accounting fees. For the nine months ended September 30, 2002, we experienced net loss of approximately $93,763, which was an increase from our net loss of approximately $13,744 for the nine months ended September 30, 2001.

Our Plan of Operation for the Next Twelve Months. We are a business-consulting firm which offers a full range of business consulting services. We are currently seeking to expand our operations and the geographic area of the markets that we serve.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

November 12, 2002                         BisAssist, Inc.,
                                          a Nevada corporation


                                   By:    /s/ Calvin K. Mees
                                          ---------------------------------
                                          Calvin K. Mees,
                                   Its:   President, Director

CERTIFICATIONS
--------------

I, Calvin K. Mees, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BisAssist, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, thatinvolves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/Calvin K. Mees
----------------------
Calvin K. Mees
Chief Executive Officer and
Chief Financial Officer