Form 10-Q
period 2019-06-30
FEARLESS FILMS, INC.
filed 2019-08-14
CIK 1122742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-227820

FEARLESS FILMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0921357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9
(Address of principal executive offices)

(416) 665-7297
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).Yes  [  ]    No  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2019

Common Stock, $0.001 par value	316,543,317

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at June 30, 2019, related to the unaudited statements of operations and statements of cash flows for the three and six months ended June 30, 2019 and 2018, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2018 financial statements included in the company’s registration statement on Form S-1 filed with the SEC on May 28, 2019.  Operating results for the period ended June 30, 2019, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2019, or any other subsequent period.

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three and six months ended June 30, 2019 and 2018

Fearless Films, Inc.
Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2019 and 2018

Fearless Films, Inc.
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)
(Expressed in US dollars)

	As at June 30, 2019	As at December 31, 2018
	$	$
ASSETS

Cash	12,134	3,700
Prepaid expenses	14,641	20,163
Total current assets	26,775	23,863
Total assets	26,775	23,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 5]	175,268	101,119
Accrued liabilities	8,480	11,472
Loan Payable [Note 6]	155,104	91,000
Total current liabilities	338,852	203,591
Total liabilities	338,852	203,591

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at June 30, 2019 and December 31, 2018 [Note 7]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 316,543,317 shares issued and outstanding as at June 30, 2019 and December 31, 2018 [Note 7]	316,543	316,543
Additional paid-in-capital	2,566,812	2,566,812
Accumulated other comprehensive income	396,447	398,489
Accumulated deficit	(3,592,879)	(3,462,572)
Total stockholders deficiency	(312,077)	(179,728)
Total liabilities and stockholders deficiency	26,775	23,863

Going Concern [Note 3]
Subsequent events [Note 9]

See accompanying notes

Fearless Films, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Expressed in US dollars)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	$	$	$	$

REVENUE	—	—	—	—

EXPENSES
General and administrative	21,272	236	24,866	7,425
Management fees [Note 8]	39,562	24,600	79,078	49,200
Professional fees	12,128	7,978	23,299	13,779
Total operating expenses	72,962	32,814	127,243	70,404

Interest Expense [Note 6]	(1,940)	—	(3,390)	—
Exchange (Loss) / Gain	(22,509)	—	326	—
Net (loss) income before income taxes	(97,411)	(32,814)	(130,307)	(70,404)

Income taxes	—	—	—	—
Net (loss) income	(97,411)	(32,814)	(130,307)	(70,404)

Foreign currency translation adjustment	21,268	20,651	(2,042)	35,020
Comprehensive (loss) income	(76,143)	(12,163)	(132,349)	(35,384)

(Loss) earnings per share - basic and diluted	(0.00)	(0.00)	(0.000)	(0.002)

Weighted average number of common shares - Basic	316,543,317	30,405,289	316,543,317	30,405,289

See accompanying notes

Fearless Films, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additonal	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	compreshensive	deficit
								income
			$		$	$	$	$	$
As at December 31, 2017	1,000,000	1,000	155,289	155	30,250,000	30,250	849,984	322,935	(2,485,791)	(1,281,467)

Foreign currency translation	—	—	—	—	—	—	—	14,369	—	14,369

Net loss for the period	—	—	—	—	—	—	—	—	(37,590)	(37,590)
As at March 31, 2018	1,000,000	1,000	155,289	155	30,250,000	30,250	849,984	337,304	(2,523,381)	(1,304,688)

Foreign currency translation	—	—	—	—	—	—	—	20,651	—	20,651

Net loss for the period	—	—	—	—	—	—	—	—	(32,815)	(32,815)
As at June 30, 2018	1,000,000	1,000	155,289	155	30,250,000	30,250	849,984	357,955	(2,556,196)	(1,316,852)

Issuance of shares pursuant to share exchange	—	—	30,000,000	30,000	(30,000,000)	(30,000)	—	—	—	—

Issuance of Shares for past services	—	—	150,000	150	3,150,000	3,150	19,800	—	—	23,100

Issuance of Shares for Debt Settlement of a third party	—	—	121,095,200	121,095	(250,000)	(250)	725,071	—	—	845,916

Issuance of Shares for Debt Settlement of a shareholder	—	—	161,992,828	161,993	—	—	971,957	—	—	1,133,950

Foreign currency translation	—	—	—	—	—	—	—	(19,596)	—	(19,596)

Net loss for the period	—	—	—	—	—	—	—	—	(794,038)	(794,038)
As at September 30, 2018	1,000,000	1,000	313,393,317	313,393	3,150,000	3,150	2,566,812	338,359	(3,350,234)	(127,520)

Issuance of Shares for past services	—	—	3,150,000	3,150	(3,150,000)	(3,150)	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	60,130	—	60,130

Net loss for the period	—	—	—	—	—	—	—	—	(112,338)	(112,338)
As at December 31, 2018	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	398,489	(3,462,572)	(179,728)

Foreign currency translation	—	—	—	—	—	—	—	(23,310)	—	(23,310)

Net loss for the period	—	—	—	—	—	—	—	—	(32,896)	(32,896)
As at March 31, 2019	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	375,179	(3,495,468)	(235,934)

Foreign currency translation	—	—	—	—	—	—	—	21,268	—	21,268

Net loss for the period	—	—	—	—	—	—	—	—	(97,411)	(97,411)
As at June 30, 2019	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	396,447	(3,592,879)	(312,077)

See accompanying notes

Fearless Films, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Expressed in US dollars)

	Six months ended June 30, 2019	Six months ended June 30, 2018
	$	$

OPERATING ACTIVITIES
Net (loss) income	(130,307)	(70,404)

Adjustments to reconcile net income (loss) to net cash used in operations:
Stock based compensation	—	—
Loss/(Gain) on settlement of accounts and loans payables	—	—

Changes in operating assets and liabilities:
Prepaid expenses	6,240	(5,833)
Accounts payable	74,054	24,473
Accrued liabilities	(3,351)	(6,826)
Cash used in operating activities	(53,364)	(58,590)

FINANCING ACTIVITIES
Proceeds from Loans Payable	64,103	68,155
Repayments to a shareholder	—	1,419
Cash provided by financing activities	64,103	69,574

Net increase (decrease) in cash during the period	10,739	10,984

Effect of foreign currency translation	(2,305)	378

Cash at beginning	3,700	1,882
Cash at end	12,134	13,244

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

1. NATURE OF OPERATIONS

Fearless Films, Inc. (the "Company ") was incorporated in the State of Nevada as MYG Corp. on July 06, 2000.  The Company changed its name from time to time and its latest name change was from Paw4mance Pet Products International, Inc. to Fearless Films, Inc. effective from November 19, 2014.

Pursuant to Share Exchange Agreement dated August 5, 2014 and its subsequent amendments effective from that date, the Company acquired 100% of the issued and outstanding shares of a Canadian based entity, Fearless Films Inc. (“Fearless”) in exchange for 1,000,000 Preferred Shares and 30,000,000 Common Shares of the Company. As a result of the Share Exchange, Fearless is now a wholly-owned subsidiary of the Company. This transaction was accounted for as a reverse merger. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to August 5, 2014 are those of Fearless and are recorded at the historical cost basis. After August 5, 2014, the Company’s consolidated financial statements include the assets and liabilities of both Fearless and the Company and the historical operations of both after that date as one entity.  Fearless was incorporated on January 23, 2008 under the laws of the Province of Ontario, Canada.  The Company is engaged in providing post production facilities and services and on-site and off-site off-line suites for television series and feature films. Both the Companies did not have any revenue since inception, as these were primarily engaged in the business development activities.

Pursuant to Share Exchange Agreement as explained above, the Company also effected a reverse split of its common stock by 1 share for 1,000 shares.

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and six months ended June 30, 2019 and 2018 have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018.

3. GOING CONCERN

The accompany unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at June 30, 2019 and December 31, 2018 and had a working capital deficiency of $312,077 and $179,728, respectively and an accumulated deficit of $3,592,879 and $3,462,572, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

3. GOING CONCERN (continued)

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company, in which case there may be substantial doubt that the Company will be able to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash includes cash on hand and balances with banks.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include: fair value of stock options or services offered, deferred income tax assets and related valuation allowance, and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Series A are convertible into common, and potentially dilutive.

Foreign Currency Translation

The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year.  In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three and six months ended June 30, 2019, the Company incurred $2,230 and $4,024 respectively (June 30, 2018: $Nil and $Nil respectively) in advertising and marketing costs included in General and Administrative costs.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows since the Company has not started earning any revenue.

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates.

These financial instruments include cash and accounts payable. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk. During the year ended December 31, 2018, the Company converted debt to equity and valued the equity using Level 3 inputs.

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the consolidated statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 718. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has adopted this pronouncement effective January 1, 2019 with no material impact for the Company on the consolidated financial statements given no outstanding equity awards.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have any material impact on our financial position and/or results of operations since the Company has not any restricted cash and cash equivalents.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is an emerging growth company and, under the optional 1-year deferral, will implement and evaluate ASC 842 beginning on January 1, 2020, however the Company expects no material impact given the Company has no leases at this time.

5. ACCOUNTS PAYABLE

As at June 30, 2019, total accounts payable include $153,739 payable to directors of the Company.

6. LOANS PAYABLE

On September 21, 2018, the Company finalized certain Debt Settlement Agreements with third party loan holders of the Company. Pursuant to these agreements, the Company issued 120,845,200 common shares which were fair valued at $845,916 based on the reacquisition price of the shareholder debt resulting in a loss of $725,071 on settlement of the debt. During the year ended December 31, 2018, the Company settled $119,708 of all loans raised pursuant to the debt settlement agreements of September 21, 2018.

During the six months ended June 30, 2019, the Company entered into loan agreements with third parties and raised in total gross proceeds of $64,103 (June 30, 2018: $68,155).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2019.

7. STOCKHOLDERS’ DEFICIENCY

Share Exchange Agreement

As explained in Note 1 to the consolidated financial statements, the Company acquired 100% of the issued and outstanding shares of Fearless Films Inc. (“Fearless”) in exchange for 1,000,000 Preferred Shares and 30,000,000 Common Shares of the Company. As a result, Fearless became a wholly owned subsidiary of the Company.

Authorized stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.001 and 20,000,000 preferred shares with a par value of $0.001.

Common Stock

As explained in Note 1 to the consolidated financial statements, on September 23, 2014, the Board of Directors and stockholders of the Company approved a Certificate of Amendment to its Articles of Incorporation for a 1:1000 Reverse split of its Common Stock with shares rounded up to the nearest whole number. The Reverse split solely effected the issued and outstanding Common Stock and did not have any effect on the Authorized Common Stock. As a result of the Reverse split, the issued and outstanding Common Stock of the Company decreased from 155,085,275 shares prior to the Reverse split to 155,289 shares following the Reverse split.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

On September 21, 2018, the Company approved to issue 161,992,828 Common Shares in connection with a Debt Settlement agreement with a shareholder. Pursuant to this agreement, the Company issued 161,992,828 common shares which were fair valued at $1,133,950 denominated in Canadian Dollar (CAD 1,465,063). The settlement with a shareholder was deemed a recapitalization with the fair value being based on the debt reacquisition price or carrying value of the debt. The related debt was reduced by this amount and accordingly no gain or loss was recorded on settlement

On September 21, 2018, the Company approved to issue 120,845,200 Common Shares in connection with Debt Settlement agreements with third party loan holders. as explained in Note 7 to the consolidated financial statements of the Company. Pursuant to these agreements, the Company issued 120,845,200 common shares which were fair valued at $845,916 based on the reacquisition price of the shareholder debt resulting in a loss of $725,071 on settlement of the debt.

On September 21, 2018, the Company approved to issue 3,300,000 Common Shares in connection with Director compensation for past services.

On September 21, 2018, the Company issued 30,000,000 Common Shares pursuant to Share Exchange Agreement.

As at June 30, 2019 and December 31, 2018, the Company has 316,543,317 outstanding common stock (comprising 316,476,558 restricted stock and 66,759 unrestricted stock).

Preference Stock

On June 25, 2014, the Board of Directors authorized the following designations for the class of 20,000,000 Preference Shares of the Company of $ 0.001 par value per share:

•	10,000,000 Shares shall be designated “Series A”
Each Preference Share of Series A shall have 100 votes over that of each Common share and shall have rights convertible to 10 Common Shares.

•	10,000,000 Shares shall be designated “Series B”
Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at June 301, 2019 and December 31, 2018, the Company has 1,000,000 outstanding restricted Preference Stock.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions and balances are as follows:

Management fees for the three and six months ended June 30, 2019 represent charges from directors of $39,562 and $79,078 respectively (June 30, 2018: $24,600 and $49,200 respectively). Accounts payable as at June 30, 2019 and December 31, 2018 include $153,739 and $100,144, respectively, due to the directors in connection with management fees.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

8. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On January 1, 2019, the Company entered into a consulting agreement with a shareholder. Pursuant to this agreement, the compensation is $5,000 per month and the duration of the agreement is open until terminated by either party. These fees are included in the Management Fees for the six months ended June 30, 2019.

9. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 14, 2019, the date the consolidated financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Fearless Films, Inc. (“Fearless Films” or the “company”) was organized as MYG Corp. under the laws of the State of Nevada on July 6, 2000 and underwent name changes to BisAssist, Inc. on December 21, 2000 and to Cody Ventures Corporation on October 11, 2004. On April 7, 2011, the company changed its name to Paw4mance Pet Products International, Inc. to reflect the business of distributing natural based pet foods and treats. On September 26, 2014, we changed our name to Fearless Films, Inc. in anticipation of the acquisition of Fearless Films (Canada). On November 14, 2014, the company completed the acquisition of Fearless Films (Canada), which became a wholly-owned subsidiary of the company. The intent of the acquisition was to engage in the business of providing professional services for short film and full-length feature film productions and related services.

Our subsidiary, Fearless Films (Canada), is an independent full service production company and has been positioning itself to ultimately produces top quality entertainment. We intend to specialize in short film and feature film production in addition to script writing, copywriting, fulfillment and distribution. Because of a lack of adequate funding, we have not realized revenues since our acquisition, but management believes we are in a position to become fully operational with the infusion of new capital. We currently do not have definite plans for securing adequate funding, but are working diligently to be able to fund our operations. Since inception and prior to our acquisition, Fearless Films (Canada) has produced more than ten films and also a pilot for a series, The My Ciccio Show.

Our independent auditors have expressed a going concern modification to their report to our financial statements. To date we have incurred substantial losses and will require financing for working capital to meet future obligations.  We anticipate needing additional financing on an ongoing basis for the foreseeable future unless our operations provide adequate funds, of which there can be no assurance. We most likely will satisfy future financial needs through the sale of equity securities, although we could possibly consider debt securities or promissory notes. We believe the most probable source of funds will be from existing stockholders and/or management, although there are no formal agreements to do so. If we are unable to sustain a public trading market for our shares, it will be more difficult to raise funds though the sale of common stock.  We cannot assure you that we will be able to obtain adequate financing, achieve profitability, or to continue as a going concern in the future.

Results of Operations

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

We did not realize revenues from operations during the three months ended June 30, 2019 and June 30, 2018. We have been working towards developing our business as a provider of video production services to professional video production companies. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended June 30, 2019, total operating expenses were $72,962, compared to $32,814 in the same period in 2018. Operating expenses are reported into three categories. General and administrative expenses were $21,272 in the three months ended June 30, 2019, compared to $236 in the same period one year earlier. The increase in general and administrative was due to an increase in screenwriting fees. Management fees increased to $39,562 during the three months ended June 30, 2019 versus $24,600 in the three months of ended June 30, 2018, a result of the effect of new management contracts entered into in 2019. Professional fees during the three months ended June 30, 2019 were $12,128, compared to $7,978 in the three months ended June 30, 2018. The increase is a result of higher consulting services fees and relevant professional services, including accounting and legal fees. Part of the increase in professional services is attributable to the costs of our Form S-1 registration statement that was effective in May of 2019

During the three months ended June 30,2019 we recorded an interest expense of $1,940, compared to nil in the same period one year earlier. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2019. During the three months ended June 30, 2019 we recorded a loss on exchange of $22,509 compared to nil in the same three-month period in 2018. The loss is the result of translations as the functional currency of the parent company is United States dollar and the functional currency of the subsidiary is Canadian dollar.

As a result of the above, we reported a net loss of $97,411 for the three months ended June 30, 2019 compared to a net loss of $32,814 for the same period in 2018. We recorded a foreign currency translation adjustment gain of $21,268 for the three months ended June 30, 2019, compared to a foreign currency translation gain of 20,651 for the three months ended June 30, 2018. The adjustment was necessary due to the functional currency of our parent is United States dollars and the functional currency of our subsidiary Canadian dollars. Thus, after the foreign currency translation adjustment, our comprehensive loss for the three months ended June 30, 2019 was $76,143 ($0.00 per share), compared to a comprehensive loss for the same three months of 2018 of $12,163 ($0.00 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

We did not realize revenues from operations during the six months ended June 30, 2019 and June 30, 2018. We have been working towards developing our business as a provider of video production services to professional video production companies. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated.

During the six months ended June 30, 2019, total operating expenses were $127,243, compared to $70,404 in the same period in 2018. By category, general and administrative expenses were $24,866 in the six months ended June 30, 2019, compared to $7,485 in the same period one year earlier. The increase in general and administrative was due to an increase in screenwriting fees. Management fees increased to $79,078 during the six months ended June 30, 2019 versus $49,200 in the six months of ended June 30, 2018, a result of the effect of new management contracts entered into in 2019. Professional fees during the six months ended June 30, 2019 were $23,299, compared to $13,779 in the six months ended June 30, 2018. This increase is a result of higher consulting services fees and relevant professional services, including accounting and legal fees. Part of the increase in professional services is attributable to the costs of our Form S-1 registration statement that was effective in May of 2019.

During the six months ended June 30,2019 we recorded an interest expense of $3,390, compared to nil in the same period one year earlier. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2019.

During the six months ended June 30, 2019 we recorded a gain on exchange of $326 compared to nil in the six months ended June 30, 2018. The gain is the result of translations as the functional currency of the parent company is United States dollar and the functional currency of the subsidiary is Canadian dollar.

As a result of the above, we reported a net loss of $130,307 for the six months ended June 30, 2019 compared to a net loss of $70,404 for the same period in 2018. We recorded a foreign currency translation adjustment loss of $2,042 for the six months ended June 30, 2019 compared to a foreign currency translation gain of 35,020 for the six months ended June 30, 2018. The adjustment is necessary due to the functional currency of our parent is United States dollars and the functional currency of our subsidiary is Canadian dollars. After the foreign currency translation adjustment, our comprehensive loss for the six months ended June 30, 2019 was $132,349 ($0.00 per share), compared to a comprehensive loss for the same six months of 2018 of $35,384 ($0.002 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At June 30, 2019, we had total assets of $26,775, consisting of $12,134 in cash and prepaid expenses of $14,641. At December 31, 2018, we had total assets of $23,863, comprised of $3,700 in cash and $20,163 in prepaid expenses. The increase in cash during the first half of 2019 is due to increased loans. The decrease in prepaid expenses during the first half of 2019 is attributed to amortization of the prepaid OTCQB annual fees. Total current liabilities at June 30, 2019 were $338,852, compared to $203,591 at December 31. 2018. Included in current liabilities are accounts payable that increased from $101,119 at December 31, 2018 to $175,268 at June 30, 2019, and loans payable that increased from $91,000 at December 31, 2018 to $155,104 at June 30, 2019. The increase in accounts payable was due to additional services that were not paid in cash. The increase in loans payable during the first half of 2019 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $ 64,103 during the period. Additionally, accrued liabilities decreased from $11,472 at December 31, 2018 to $8,480 at June 30, 2019.

At June 30, 2019 we had a working capital deficit of $312,077 compared to a working capital deficit of $179,728 at December 31, 2018. The Company has incurred recurring losses from operations and as at June 30, 2019 and December 31, 2018 had an accumulated deficit of $3,592,879 and $3,462,572, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

Plan of Operation

We are a television and movie production company providing production services to film producers and others. Over the next 12 to 24 months, we have plans to undertake production of a full-length feature film under our own name, based on a script that we will select.

During the next 12 months we intend to concentrate our efforts in two areas; (i) administration, and (ii) film development. Administrative costs will include the expense of maintaining our public company status, including legal and accounting fees, as well expenses for maintaining our principal place of business and other operating facilities, for salaries and compensation for key personnel. We estimate these costs to be approximately $275,000, of which $100,000 will be costs for reporting and compliance with public company obligations. Our film development budget is expected to be between $3.0 million and $5.0 million.  Typical film budgets break down along the lines of; (i) 10% for writing, (ii) 20% for the cast, (iii) 50% for production, (iv) 15% for post-production, and (v) 5% for other costs.

We anticipate that our first planned production will be based on the following time and cost estimates: (i) Script development – approximately three months at a cost of $75,000; (ii) Storyboarding – approximately two months for a cost of $10,000; (iii) Pre-production, including sourcing equipment and talent – approximately two months and $1.0 million; Production – approximately three months and $2.0 million; and (v) Post-production – approximately four months and $2.0 million.

At this time management is not able to predict when it will identify our first project and precisely how financing will be secured. Management continues to explore and investigate potential projects and a final decision will be based on the perceived potential merit of the project and the feasibility of securing necessary funding.

Management anticipates that it will be able to use its network of contacts and industry relationships as a potentials sales team. As future revenue increases, we plan to hire a sales team, but currently there are no agreements or arrangements in place for the sales team.

We expect that financing to fund our future plans will come from private issuances of our securities, debt and/or equity. There can be no assurances that the company will be able to raise the necessary funds when needed.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statement, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. We believe the expectations reflected in these forward-looking statements are reasonable, however such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2019. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II   —   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.  Risk Factors

This item is not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The company did not issue any equity securities during the second quarter of 2019.

Item 3.  Defaults Upon Senior Securities

This Item is not applicable.

Item 4.  Mine Safety Disclosures

This Item is not applicable.

Item 5.  Other Information

On June 13, 2019, the company’s registration statement on Form S-1 was declared effective by the SEC. The registration statement relates to the offer for sale of up to 18,675,309 shares of our common stock that may be sold from time-to-time by certain existing stockholders. We believe the selling stockholders will offer and sell their shares primarily through the OTCQB Market at prevailing market prices, or in private transactions. Fearless Films will not receive any proceeds from sale of shares pursuant to the registration statement.

Item 6.  Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.xml	Instance Document

101.xsd	Taxonomy Extension Schema Document

101.cal	Taxonomy Extension Calculation Linkbase Document

101.def	Taxonomy Extension Definition Linkbase Document

101.lab	Taxonomy Extension Label Linkbase Document

101.pre	Taxonomy Extension Presentation Linkbase Document

* In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEARLESS FILMS, INC.

Date: August 14, 2019	By:/S/Dennis dos Santos
Dennis dos Santos
Chief Executive Officer and Director
(Principal Accounting Officer)