Form 10-Q
period 2019-09-30
FEARLESS FILMS, INC.
filed 2019-11-14
CIK 1122742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to______

Commission File Number 000-31441

FEARLESS FILMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0921357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9
(Address of principal executive offices)

(416) 665-7297
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).Yes  [X ]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 14, 2019

Common Stock, $0.001 par value	316,543,317

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at September 30, 2019, related to the unaudited statements of operations and statements of cash flows for the three and nine months ended September 30, 2019 and 2018, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2018 financial statements included in the company’s registration statement on Form S-1 filed with the SEC on May 28, 2019.  Operating results for the period ended September 30, 2019, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2019, or any other subsequent period.

Fearless Films, Inc.

Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

Page

Table of contents

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Income (Loss)	6

Consolidated Statements of Stockholders’ Deficiency	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9-15

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

(Expressed in US dollars)

	As at	As at
	September 30,	December 31,
	2019	2018
	$	$
ASSETS

Cash	1,124	3,700
Prepaid expenses	4,000	20,163
Total current assets	5,124	23,863
Total assets	5,124	23,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 5]	216,115	101,119
Accrued liabilities	10,390	11,472
Loan Payable [Note 6]	154,879	91,000
Total current liabilities	381,384	203,591
Total liabilities	381,384	203,591

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at September 30, 2019 and December 31, 2018 [Note 7]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 316,543,317 shares issued and outstanding as at September 30, 2019 and December 31, 2018 [Note 7]	316,543	316,543
Additional paid-in-capital	2,566,812	2,566,812
Accumulated other comprehensive income	397,589	398,489
Accumulated deficit	(3,658,204)	(3,462,572)
Total stockholders deficiency	(376,260)	(179,728)
Total liabilities and stockholders deficiency	5,124	23,863

Going Concern [Note 3]
Subsequent events [Note 10]

See accompanying notes

Fearless Films, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	$	$	$	$

REVENUE	—	—	—	—

EXPENSES
General and administrative	9,243	9,296	34,109	16,721
Management fees [Note 8]	39,635	24,600	118,713	73,800
Stock based compensation [Note 7]	—	23,100	—	23,100
Professional fees	13,441	11,972	36,740	25,751
Total operating expenses	62,319	68,968	189,562	139,372

(Loss) / Gain on settlement of payables [Note 7]	—	(725,071)	—	(725,071)
Interest Expense [Note 6]	(1,940)	—	(5,330)	—
Exchange (Loss) / Gain	(1,066)	—	(740)	—
Net (loss) income before income taxes	(65,325)	(794,039)	(195,632)	(864,443)

Income taxes	—	—	—	—
Net (loss) income	(65,325)	(794,039)	(195,632)	(864,443)

Foreign currency translation adjustment	1,142	(19,596)	(900)	15,424
Comprehensive (loss) income	(64,183)	(813,635)	(196,532)	(849,019)

(Loss) earnings per share - basic and diluted	(0.00)	(0.01)	(0.001)	(0.021)

Weighted average number of common shares - Basic	316,543,317	61,507,249	316,543,317	40,886,535

See accompanying notes

Fearless Films, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additonal paid-in	Accumulated other compreshensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	Total
		$		$		$	$	$	$	$
As at December 31, 2017	1,000,000	1,000	155,289	155	30,250,000	30,250	849,984	322,935	(2,485,791)	(1,281,467)

Foreign currency translation	—	—	—	—	—	—	—	14,369	—	14,369

Net loss for the period	—	—	—	—	—	—	—	—	(37,590)	(37,590)
As at March 31, 2018	1,000,000	1,000	155,289	155	30,250,000	30,250	849,984	337,304	(2,523,381)	(1,304,688)

Foreign currency translation	—	—	—	—	—	—	—	20,651	—	20,651

Net loss for the period	—	—	—	—	—	—	—	—	(32,815)	(32,815)
As at June 30, 2018	1,000,000	1,000	155,289	155	30,250,000	30,250	849,984	357,955	(2,556,196)	(1,316,852)

Issuance of shares pursuant to share exchange	—	—	30,000,000	30,000	(30,000,000)	(30,000)	—	—	—	—

Issuance of Shares for past services	—	—	150,000	150	3,150,000	3,150	19,800	—	—	23,100

Issuance of Shares for Debt Settlement of a third party	—	—	121,095,200	121,095	(250,000)	(250)	725,071	—	—	845,916

Issuance of Shares for Debt Settlement of a shareholder	—	—	161,992,828	161,993	—	—	971,957	—	—	1,133,950

Foreign currency translation	—	—	—	—	—	—	—	(19,596)	—	(19,596)

Net loss for the period	—	—	—	—	—	—	—	—	(794,038)	(794,038)
As at September 30, 2018	1,000,000	1,000	313,393,317	313,393	3,150,000	3,150	2,566,812	338,359	(3,350,234)	(127,520)

Issuance of Shares for past services	—	—	3,150,000	3,150	(3,150,000)	(3,150)	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	60,130	—	60,130

Net loss for the period	—	—	—	—	—	—	—	—	(112,338)	(112,338)
As at December 31, 2018	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	398,489	(3,462,572)	(179,728)

Foreign currency translation	—	—	—	—	—	—	—	(23,310)	—	(23,310)

Net loss for the period	—	—	—	—	—	—	—	—	(32,896)	(32,896)
As at March 31, 2019	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	375,179	(3,495,468)	(235,934)

Foreign currency translation	—	—	—	—	—	—	—	21,268	—	21,268

Net loss for the period	—	—	—	—	—	—	—	—	(97,411)	(97,411)
As at June 30, 2019	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	396,447	(3,592,879)	(312,077)

Foreign currency translation	—	—	—	—	—	—	—	1,142	—	1,142

Net loss for the period	—	—	—	—	—	—	—	—	(65,325)	(65,325)
As at September 30, 2019	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	397,589	(3,658,204)	(376,260)

See accompanying notes

Fearless Films, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Expressed in US dollars)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	$	$
OPERATING ACTIVITIES
Net (loss) income	(195,632)	(864,443)

Adjustments to reconcile net income (loss) to net cash used in operations:
Stock based compensation	—	23,100
Loss/(Gain) on settlement of accounts and loans payables	—	725,071

Changes in operating assets and liabilities:
Prepaid expenses	16,688	(3,333)
Accounts payable	115,257	34,218
Accrued liabilities	(1,403)	(1,661)
Cash used in operating activities	(65,090)	(87,048)

FINANCING ACTIVITIES
Proceeds from Loans Payable	64,103	99,276
Repayments to a shareholder	—	5,517
Cash provided by financing activities	64,103	104,793

Net increase (decrease) in cash during the period	(987)	17,745

Effect of foreign currency translation	(1,589)	(14,070)

Cash at beginning	3,700	1,882
Cash at end	1,124	5,557

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2019 and 2018 (Unaudited)
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018 have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018.

3. GOING CONCERN

 The accompany unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at September 30, 2019 and December 31, 2018 and had a working capital deficiency of $376,260 and $179,728, respectively and an accumulated deficit of $3,658,204 and $3,462,572, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2019 and 2018 (Unaudited)
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
For the three and nine months ended September 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three and nine months ended September 30, 2019, the Company incurred $1,042 and $5,066 respectively (September 30, 2018: $Nil and $Nil respectively) in advertising and marketing costs included in General and Administrative costs.

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
For the three and nine months ended September 30, 2019 and 2018 (Unaudited)
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
For the three and nine months ended September 30, 2019 and 2018 (Unaudited)
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

5. ACCOUNTS PAYABLE

As at September 30, 2019, total accounts payable include $207,857 payable to directors of the Company.

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

During the nine months ended September 30, 2019, the Company entered into loan agreements with third parties and raised in total gross proceeds of $64,103 (September 30, 2018: $99,276).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2019.

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

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

7. STOCKHOLDERS’ DEFICIENCY (continued)

On September 21, 2018, the Company approved to issue 161,992,828 Common Shares in connection with a Debt Settlement agreement with a shareholder. Pursuant to this agreement, the Company issued 161,992,828 common shares which were fair valued at $1,133,950 denominated in Canadian Dollar (CAD 1,465,063). The settlement with a shareholder was deemed a recapitalization with the fair value being based on the debt reacquisition price or carrying value of the debt. The related debt was reduced by this amount and accordingly no gain or loss was recorded on settlement

On September 21, 2018, the Company approved to issue 120,845,200 Common Shares in connection with Debt Settlement agreements with third party loan holders as explained in Note 7 to the consolidated financial statements of the Company. Pursuant to these agreements, the Company issued 120,845,200 common shares which were fair valued at $845,916 based on the reacquisition price of the shareholder debt resulting in a loss of $725,071 on settlement of the debt.

On September 21, 2018, the Company approved to issue 3,300,000 Common Shares in connection with Director compensation for past services.

On September 21, 2018, the Company issued 30,000,000 Common Shares pursuant to Share Exchange Agreement.

As at September 30, 2019 and December 31, 2018, the Company has 316,543,317 outstanding common stock (comprising 297,891,880 restricted stock and 18,651,437 unrestricted stock).

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
Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at September 30, 2019 and December 31, 2018, the Company has 1,000,000 outstanding restricted Preference Stock.

8. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions and balances are as follows:

Management fees for the three and nine months ended September 30, 2019 represent charges from directors of $39,635 and $118,713 respectively (September 30, 2018: $24,600 and $73,800 respectively). Accounts payable as at September 30, 2019 and December 31, 2018 include $207,857 and $100,144, respectively, due to the directors in connection with management fees.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2019 and 2018 (Unaudited)
(Expressed in US dollars)

8. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On January 1, 2019, the Company entered into a consulting agreement with a shareholder. Pursuant to this agreement, the compensation is $5,000 per month and the duration of the agreement is open until terminated by either party. These fees are included in the Management Fees for the nine months ended September 30, 2019.

9. COMMITMENTS

On September 25, 2019, the Company entered into an agreement with a company who is to provide business advisory and consulting services to the Company for $100,000 per month. The term of the agreement is for a period beginning October 7, 2019 and ending November 6, 2019. At the end of each month, the contract shall renew for an additional month unless terminated prior to the 1st of that month. Either party may terminate the agreement prior to the expiration of the term upon written notice to the other party. Monthly fees shall be due on or before the monthly anniversary date of the first payment which was made on October 1, 2019.

10. SUBSEQUENT EVENTS

On October 1, 2019, the Company entered into a loan agreement with a Shareholder and raised in total gross proceeds of $100,000. The loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

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

Results of Operations

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

We did not realize revenues from operations during the three months ended September 30, 2019 and September 30, 2018. We have been working towards developing our business as a provider of video production services to professional video production companies. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended September 30, 2019, total operating expenses were $62,319 compared to $68,968 in the same period in 2018. Operating expenses are reported into three categories. General and administrative expenses were $9,243 in the three months ended September 30, 2019 compared to $9,296 in the same period one year earlier, essentially unchanged. Management fees increased to $39,635 during the three months ended September 30, 2019 versus $24,600 in the three months of ended September 30, 2018, a result of the effect of new management contracts entered into in 2019. Professional fees during the three months ended September 30, 2019 were $13,441, compared to $11,972 in the three months ended September 30, 2018. Stock based compensation was nil for the three months ended September 30, 2019 compared to $23,100 in the same period one year earlier, due to stock being issued to certain members of management as part of overall compensation.

During the three months ended September 30, 2019 we recorded a nil expense for settlement of debt, compare to a loss of $725,071 in the same period one year earlier. In September of 2018 we settled a portion of our debt for shares that created a loss on settlement as explained in Note 7 of the financial statements. During the three months ended September 30,2019 we recorded an Interest expense of $1,940, compared to nil in the same period one year earlier. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2019 During the three months ended September 30, 2019, we recorded a loss on exchange of $1,066 compared to nil in the same three-month period in 2018. The loss is the result of translations as the functional currency of our parent company is United States dollars and the functional currency of our subsidiary is Canadian dollars.

As a result of the above, we reported a net loss of $65,325 for the three months ended September 30, 2019 compared to a net loss of $794,039 for the same period in 2018. We recorded a foreign currency translation adjustment gain of $1,142 for the three months ended September 30, 2019 compared to a foreign currency translation loss of $19,596 for the three months ended September 30, 2018. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for the three months ended September 30, 2019 was $64,183 ($0.00 per share), compared to a comprehensive loss for the same three months of 2018 of $813,635 ($0.01 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

We did not realize revenues from operations during the nine months ended September 30, 2019 and September 30, 2018. We have been working towards developing our business as a provider of video production services to professional video production companies. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated.

During the nine months ended September 30, 2019, total operating expenses were $189,562, compared to $139,372 in the same period in 2018. By category, general and administrative expenses were $34,109 in the nine months ended September 30, 2019 compared to $16,721 in the same period one year earlier. The increase in G&A was due to an increase in screenwriting fees. Management fees increased to $118,713 during the nine months ended September 30, 2019 versus $73,800 in the nine months ended September 30, 2018, a result of the effect of new management contracts entered into in 2019. Professional fees during the nine months ended September 30, 2019 were $36,740, compared to $25,751 in the nine months ended September 30, 2018. The increase is a result of higher consulting services fees and relevant professional services, including accounting and legal fees. Part of the increase in professional services is attributable to the costs of our S-1 registration statement which was effective in May of 2019.

During the nine months ended September 30,2019 we recorded an interest expense of $5,330, compared to nil in the same period one year earlier. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2019.

During the nine months ended September 30, 2019 we recorded a loss on exchange of $740 compared to nil in the nine months ended September 30, 2018. The gain is the result of translations as the functional currency of our parent company is United States dollars and the functional currency of our subsidiary is Canadian dollars.

As a result of the above, we reported a net loss of $195,632 for the nine months ended September 30, 2019 compared to a net loss of $864,443 for the same period in 2018. We recorded a foreign currency translation adjustment loss of $900 for the nine months ended September 30, 2019 compared to a foreign currency translation gain of $15,424 for the nine months ended September 30, 2018. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for the nine months ended September 30, 2019 was $196,532 ($0.001 per share), compared to a comprehensive loss for the same nine months of 2018 of $849,019 ($0.021 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued

Liquidity and Capital Resources

At September 30, 2019, we had total assets of $5,124, consisting of $1,124 in cash and prepaid expenses of $4,000. At December 31, 2018, we had total assets of $23,863, comprised of $3,700 in cash and $20,163 in prepaid expenses. The decrease in cash during the first nine months of 2019 is due to payments made against current liabilities. The decrease in prepaid expenses during the first nine months of 2019 is attributed to amortization of the prepaid OTCQB annual fees. Total current liabilities at September 30, 2019 were $381,384, compared to $203,591 at December 31. 2018. Included in current liabilities are accounts payable that increased from $101,119 at December 31, 2018 to $216,115 at September 30, 2019, and loans payable that increased from $91,000 at December 31, 2018 to $154,879 at September 30, 2019. The increase in accounts payable was due to accruals for services that were rendered, but not paid in cash. The increase in loans payable during the first nine months of 2019 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $ 64,103 during the period. Additionally, accrued liabilities decreased from $11,472 at December 31, 2018 to $10,390 at September 30, 2019.

At September 30, 2019 we had a working capital deficit of $376,760 compared to a working capital deficit of $179,728 at December 31, 2018. The company has incurred recurring losses from operations and as at September 30, 2019 and December 31, 2018 had an accumulated deficit of $3,658,204 and $3,462,572, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2019. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The company did not issue any equity securities during the third quarter of 2019.

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

Item 6. Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

FEARLESS FILMS, INC.

Date: November 14, 2019	By: /s/ Dennis dos Santos
Dennis dos Santos
Chief Executive Officer and Director
(Principal Accounting Officer)