Form 10-K
period 2019-12-31
FEARLESS FILMS, INC.
filed 2020-05-29
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K(Mark One)

   [ X ]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

   [    ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-31441

FEARLESS FILMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0921357
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

467 Edgeley Blvd., Unit 2, Concord, ON L4K 4E9 Canada

(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (888) 928-0184

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer[   ]Accelerated filer[   ]

Non-accelerated filer[X]Smaller reporting company [X]

Emerging growth company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No [ X ]

As of June 28, 2019, the business last day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $26,339,044 based upon the closing price of the registrant's common stock of $0.53 per share as reported on OTCQB on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers, directors and certain other stockholders; such exclusion shall not be deemed an admission that any such person is an "affiliate" of the registrant for other purposes.)

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 29, 2020 was 316,543,316.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

FEARLESS FILMS, INC.

TABLE OF CONTENTS

PART  I4

Item 1.Business4

Item 1A.Risk Factors.13

Item 1B.Unresolved Staff Comments.13

Item 2. Properties.13

Item 3.Legal Proceedings.13

Item 4.Mine Safety Disclosures.14

PART II14

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.14

Item 6.Selected Financial Data.17

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.17

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.24

Item 8.Financial Statements and Supplementary Data.24

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.24

Item 9A.Controls and Procedures.24

Item 9B.Other Information.25

PART III25

Item 10.Directors, Executive Officers and Corporate Governance.25

Item 11.Executive Compensation.27

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.28

Item 13.Certain Relationships and Related Transactions, and Director Independence.29

Item 14.Principal Accounting Fees and Services.29

PART  IV31

Item 15.Exhibits, Financial Statement Schedules31

SIGNATURES32

As used in this report, unless otherwise indicated, “we”, “us”, “our”, “FERL” and the “Company” refer to Fearless Films, Inc.

PART  I

Item 1.Business

Fearless Films, Inc. (the “Company”) was incorporated as MYG Corp. in the State of Nevada on July 6, 2000. We subsequently underwent name changes to BisAssist, Inc. on December 21, 2000, to Cody Ventures Corporation on October 11, 2004, and to Paw4mance Pet Products International, Inc. on April 7, 2011. On September 26, 2014, we changed our name to Fearless Films, Inc. in anticipation of the acquisition of Fearless Films (Canada). On November 14, 2014, the company completed the acquisition of Fearless Films (Canada), which became a wholly-owned subsidiary of the company.

Our principal executive offices are located at 467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9 Canada and our telephone number is (888) 928-0184. Our website address is www.fearlessent.com.

Our auditors have issued an opinion that raises substantial doubt about the company's ability to continue as a going concern based on our current financial position. The ability to continue as a going concern is dependent upon the company generating profitable operations in the future, and/or its ability to obtain the necessary financing to meet its obligations and repay liabilities from normal business operations when due. Management intends to finance operating costs over the next twelve months with existing cash on hand, revenues, if revenues are generated from operations, and/or the sale and issuance of common stock, and/or the issuance of debt.

Business Development

On November 14, 2014, we completed the acquisition of Fearless Films (Canada). The intent of the acquisition was to engage in the business of providing professional services for short film and full-length feature film productions, distribution and related services. In connection with the acquisition, Fearless Films (Canada) became our wholly-owned subsidiary and the former stockholders of Fearless Films (Canada) obtained control of the consolidated entity. On September 23, 2014, in connection with the acquisition of Fearless Films (Canada), we approved a one share for 1000 shares (1:1,000) reverse split of our outstanding common stock.

On September 21, 2018, we finalized negotiations with most of the holders of certain company debt and entered into agreements to restructure our capital. Thus, in exchange for cancelling debt with a total value of $120,845.80, the debt was converted into 129,845,200 shares of our common stock. The debt ranged in age from four months to nearly four years. At the same time, we issued a total of 3,300,000 shares of common stock to three directors in consideration for their service on the board of directors and, in the case of our CEO, for past services performed for the company in his capacity as CEO since March 2013. Also on the same date, we issued 30,250,000 shares of common stock pursuant to the Fearless Films (Canada) acquisition and the Administrative Services Agreement referenced above. As of December 31, 2018, and following these actions, 316,543,316 shares of common stock were issued and outstanding.

On December 12, 2019, we finalized an Equity Line with Crown Bridge Partners, LLC, pursuant to the terms of the Equity Purchase Agreement executed December 3, 2019.  Under the Equity Line, we have the right, from time-to-time, to deliver a put notice for a number of shares of common stock that Crown Bridge Partners is committed to purchase, for an aggregate amount up to $5,000,000 until December 3, 2022. Each put notice is subject to certain volume limitations. Shares issued under the Equity Line must be registered with the SEC, which was accomplished by the registration statement on Form S-1 for the resale of shares that was declared effective on February 11, 2020. See “Equity Purchase Agreement with Crown Bridge Partners, LLC” under Item 7.

Fearless Films (Canada), is an independent full-service production company and has been positioning itself to ultimately produces top quality entertainment. We intend to specialize in short film and feature film production in addition to script writing, copywriting, fulfillment and distribution. Because of a lack of adequate funding, we have not realized revenues since our acquisition, but management believes we are in a position to become fully operational with the infusion of new capital. Since inception and prior to our acquisition, Fearless Films (Canada) has produced more than ten films and also a pilot for a series, The My Ciccio Show.

We are currently engaged in the business of providing professional services for all forms of short film and full-length feature film productions, ranging from directing and creative directing through post-production and fulfillment. Our business is operated though our subsidiary, Fearless Films (Canada), an independent full-service production company. Our primary business is video production services. Video projects are divided into four parts: (i) pre-production, (ii) production, (iii) post-production and (iv) distribution. During pre-production, the client describes the need and the purpose of the production. Production is the part of the process where raw materials that will be formed into the final product are created. This could include such activities as recording material in one or more cameras to produce 2d and 3d effects. Post-production is where the first rough cut of the final product is created. Client input is then used to create the final version of the production.

Our primary markets are Media & Entertainment companies (short films, feature films, TV drama, broadcast programs), Animation and Multimedia companies. We provide directing, creative, video capture, video editing and full range of postproduction services to these target markets.

Because our business is customer-driven, our revenue requirements will be reviewed and adjusted based on sales. Costs associated with operating as a public company are included in management's budget. Management will be responsible for the preparation of much of the required documents to keep the costs to a minimum.

Description of Products and Services

Fearless Films (Canada) offers itself as a full-service video production provider. Services include production elements such as creative brief, script writing, talent acquisition, voice overs, soundtracks and graphical animation. Our primary markets for services are directors, writers, and those in need of post-production and distribution/fulfillment. We intend to rely on Victor Altomare to oversee these services due to his extensive industry experience and technical and creative expertise. Many of these tasks will be carried out by consultants and contract specialists.

Video and film production

We are capable of producing short film and full-length feature films. We can handle the full project development cycle, from directing and creative directing through post-production and fulfillment, depending on the needs of the client. We use professional film equipment and record films in formats such as high definition, Full HD and 4k, resulting in cinema-quality output. Through our industry relationships, management believes we can obtain filming locations at competitive prices, procure staging and lighting in addition to facilitating full post production needs and demands.

Animation and Special Effects

Our network of video studio specialists can develop computer graphics: 2-d and 3-d animation, motion design and visual effects on behalf of our clients.

Talent acquisition

Fearless Films (Canada) assists producers in in identifying on-screen talent, script writers and other film creatives such as makeup artists and creative directors.

Editing

Our editing specialists carry out editing, make corrections and suggestions, and then implement color correction and final mixing of sound.

Distribution

From a business perspective, our primary goal is to maximize revenues and seek to maximize the return on investment for our stockholders. However, there can be no assurance that this goal will be achieved or that increased revenues will equate to a higher return on investment. The ultimate commercial success of any video product is dependent on its distribution. Our primary market of service is Canada and the United States. Through our industry connections, we can arrange distribution for our clients' films, including both theatrical and digital distribution.

We plan to approach prospective distributors with completed trailers, thus potentially enhancing bargaining positions with respect to negotiating the terms of distribution arrangements. We also plan to present trailers at the major film markets held each year in the USA.

We have full interest in the theatrical film “The Great Chameleon.” The movie, produced in 2012 and released in 2013, features actors Stacy Keach, Robert Davi and Victor Altomare, who was also co-writer and co-producer of the film. The Great Chameleon is available for streaming distribution through Amazon Video (UK) and for rent or purchase through various outlets and services.

Marketing and Sales

Our current service scope is geared primarily towards directors, writers, and people in need of post-production and distribution/fulfillment. Our marketing strategy includes a diverse range of promotional communications. Our primary marketing channel is professional networking, using the existing industry connections that we have. A key component of our marketing strategy is to seek alliances with video companies that have industry credibility, presence, and distribution. Our professional networking efforts also include attending trade shows, industry events, meetings and seminars at events such as the Professional Videographers Association, Association of Video Professional, Digital Video Professionals Association. In terms of geography, our target markets are in North America. We also use online marketing as part of efforts to attract customers and promote and distribute our products. Our primary online interface is through our website. We supplement this with online marketing efforts, including advertising, links from Internet directories to our website and referrals from blogs. Our plan is to use Search Engine Optimization (SEO) to have Fearless Films show near the top of the list of relevant Internet searches.

Our Business Strategy

Our strategy has two elements: (i) utilize our current connections and skills to build a revenue-producing film services business; and (ii) become an independent producer of television and movie content.

We are currently focused on providing video production services to professional video production companies. Video projects are divided into four parts: (i) pre-production, (ii) production, (iii) post-production and (iv) distribution. During pre-production, the client describes the need and the purpose of the production. We then handle everything from directing and creative directing through post-production and fulfillment, depending on the needs of the client. Our services include: Video, TV and film production; talent selection; distribution; animation and special effects; editing; sound mixing; creative writing; and a full range of post-production services.

Our marketing strategy includes a diverse range of promotional communications. Our primary marketing channel is professional networking, using management's existing industry connections. A key component of this strategy is to seek alliances with video companies that have industry credibility, presence, and distribution. Our networking efforts include attending trade shows, meetings, seminars and industry events. We also use our website for marketing to attract customers and promote and distribute our products. We intend to add online marketing, including advertising, links from Internet directories to our website, referrals from blogs, and Search Engine Optimization (SEO) to have Fearless Films show near the top of the list of relevant Internet searches.

Employees

We are currently in the early stage of developing our business plan, during which we intend to rely exclusively on the services of our officers and directors to set up our business operations. We believe that our operations are currently on a small scale that is manageable by our officers and directors.

Film production professionals we plan to use will be considered independent contractors.  We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of the company.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, production and post-production contract workers. We currently have no full-time employees.

Competition

The television and movie production industries are intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of entertainment.  The industry is currently evolving in such a way that certain multinational multimedia firms will be able to dominate this space because of their control over key film, magazine, and television content, as well as key network and cable outlets.  These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed product.  All of our competitors will likely be organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories. Competitors may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. Our future success will largely depend on public taste, which is both unpredictable and susceptible to rapid change. As an independent production company, we most likely will not have the backing of a major studio for production and distribution support. Consequently, we may not be able to complete a distribution deal.

In order to be competitive, we intend to create and/or acquire innovative concepts that may appeal to a wide range of public tastes both in the United States and abroad. Moreover, by producing our products in Canada we believe that we will be able to significantly reduce production costs and, thereby offer our products to distributors at competitive pricing.

There are many companies in the Motion Picture & Video Tape Production market, most of which are larger, more experienced and better financed that Fearless Films. Currently, our competitive position within the industry is small because our operations have been limited by available cash. We believe we have the ability to compete favorably as a freelance video production company in the Media & Entertainment industry because of the following:

●	Expertise of management

●	Flexibility

●	Value in pricing

However, if we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain clients. We would then experience revenue declines, reduced operating margins, loss of market share and diminished value in our services. Thus, it will be important that we engage and retain qualified and experienced personnel and develop a strong marketing strategy.

Research and Development

The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent technology shifts and introductions. We believe that our future success depends in large part upon our ability to continue to adopt the functionality and standards of new film production technology. We intend to extend the functionality of our technology and develop new products by continuing to invest in our tools and studio infrastructure.

Most development work for our customers is conducted in-house. We also use independent contractors to assist with certain product development activities. We believe our future success relies on continued service offerings and enhancement. To accomplish this objective, we intend to seek to improve delivery reliability, advance and broaden employed technologies while maintaining or reducing production costs. In addition, we actively investigate new production equipment and standards.

We intend to continue to focus on services innovation, quality improvement, performance enhancement and on-time delivery while striving for delivered product cost improvements to promote added value for our services. We seek growth opportunities through the development of new applications for existing services, technological improvements for both new and existing markets and the acquisition and development of new tools/products and competencies.

Production

The company intends to produce its trailers and movies at the lowest possible cost consistent with the quality that it seeks to achieve. We will attempt to avoid substantial overhead associated with major production companies by maintaining minimal staff. We own some production equipment, but will adopt the standard Industry practice of renting production facilities and equipment and engaging free-lance production staff on an "as-needed" basis.

We expect the total production period for a company-produced trailer to generally continue for as long as three months and, in some instances, even longer. Feature-length movie production may take up to 12 months or longer. Multiple projects may run concurrently, should we have sufficient funds available to do so.

Strategic Relationships

We currently do not have any material strategic relationships. Management's goal is to seek out and develop meaningful relationships with individuals and entities that can enhance the fulfillment of our business plan.

Intellectual Property

As a general practice, we will rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our products. There are no inherent factors or circumstances associated with this industry, or any of the products or services that we expect to be providing that would give rise to any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. Our web domain and IP address as well as company information will be protected by our domain host. We do not own, either legally or beneficially, any patents or trademarks.

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all of our products under the laws of the applicable jurisdictions. Motion picture piracy is an industry-wide problem.

Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office. Both offices will register claims to copyright and issue certificates of registration, but neither will "grant" or "issue" copyrights. Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright in both Canada and the United States does not cover the idea or concept behind the work, or any characters portrayed in the work.  Registration with the appropriate office establishes a public record of the copyright claim.

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor and others. Under the laws of both the United States, and Canada, these individuals are not always considered the "authors," however, because a motion picture is frequently a "work made for hire." In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes. We intend all of our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

Canada's copyright law is distinguished from that of the United States by recognizing the moral rights of authors. Moral rights refer to the rights of authors to have their names associated with their work, and the right to not have their work distorted, mutilated or otherwise modified, or used in association with a product, service, cause or institution in a way that is prejudicial to their honor or reputation. Moral rights cannot be sold or transferred, but they can be waived. We intend that all individuals who contribute to the creation of any of our motion pictures will be required to waive any such moral rights that they may have in the motion picture.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending. Publication also refers to an offering made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like), for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation. The work is ordinarily given a term enduring for the author's life plus an additional 70 years after the author's death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to us, especially overseas. We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies. Motion picture piracy is an international as well as a domestic problem. It is extensive in many parts of the world.

Government Regulations

We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative talent as well as industry-wide collective bargaining agreements. Many screenplay writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions, are members of guilds or unions that bargain collectively on an industry-wide basis. We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations.  If such actions impede our ability to operate or produce a motion picture, it may substantially harm our ability to earn revenue and result in our business to fail.

We intend to use non-unionized talent whenever possible to reduce our costs of production.  Notwithstanding, many individuals associated with our productions, including actors, writers and directors, will be members of guilds or unions, that bargain collectively with producers on an industry-wide basis from time to time. Our operations will be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions. Strikes or other work stoppages by members of these unions could delay or disrupt our activities. The extent to which the existence of collective bargaining agreements may affect us in the future is not currently known.

Industry Background

Movie Distribution

We believe that the availability of low-cost, high-quality production equipment combined with the ability to distribute product via the Internet, may be fundamentally changing the way feature-length movies are distributed. Often, a movie that was accepted by a distributor would see a revenue split, reasonably expected in the 50-50 range, with no guarantee of distribution or revenue. In some cases, an up-front payment might be paid to offset production costs. Today, movies can be self-distributed via the Internet without the involvement of a distributor. This said, there are material costs associated with Internet marketing and those costs could render the movie unprofitable. Independent films, such as the company produces, may be inexpensive to produce, but they are very difficult to have been seen. Submissions to film festivals are an attempt to attract distributors, but there is no guarantee that film festivals will generate any distribution agreements.

United States Television Distribution

Television rights in the United States are generally licensed first to pay television for an exhibition period following home video release. Thereafter, they go to network television for an exhibition period, then to pay television again, and finally syndicated to independent stations. Therefore, the owner of a property may receive payments resulting from television licenses over a period of six years or more.

Cable and Pay Television

Pay television rights include rights granted to cable, direct broadcast satellite, microwave, pay per view and other services paid for by subscribers. Cable and pay television networks usually license properties for initial exhibition commencing six to twelve months after initial domestic theatrical release, if any, as well as for subsequent showings. Some pay television services have required exclusivity as a precondition to such contracts. The pay television market is characterized by a large number of sellers and few buyers.  However, the number of properties utilized by these buyers is extremely large.

Network Television

In the United States, broadcast network rights are granted to ABC, CBS, NBC, FOX or other entities formed to distribute programming to a large group of stations. Commercial television networks in the United States license properties for a limited number of exhibitions.

Television Syndication

If the producer has entered into a commercial television network license, the property may be shown shortly after its completion through a number of outlets. This activity, known as "syndication," has become an important source of revenues as the number of, and competition for, programming among local television stations has increased.

Foreign Television Syndication

Properties are now being licensed in foreign television market in a manner similar to that in the United States. The number of foreign television stations, as well as the modes of transmission such as pay, cable, network and satellite, have been expanding rapidly and the value of such markets has been likewise increasing. Management believes that this trend will continue to expand. Producers may license properties to foreign television stations during the same period they license such properties to television stations in the United States. However, governmental restrictions and the timing of the initial foreign theatrical release of the property in the territory, may delay exhibition of such properties in such territory.

Re-licensing

Collective retained rights in a group of previously produced properties is often a key asset, as such properties may be re-licensed in the pay and commercial television, home video and non-theatrical markets.

Employee Stock Plan

We have not adopted any kind of stock or stock option plan for employees at this time.

Facilities

Our principal corporate offices are located at 467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9 Canada and our telephone number is (888) 928-0184. These facilities are offered to us on a rent-free basis by one of our stockholders. The location includes office space and meeting room, video editing, mixing and sound production facilities.

Industry Segments

No information is presented regarding industry segments.  We are presently an emerging company engaged in the business of providing professional services for all forms of short film and full-length feature film productions.

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

Special risk factor related to the COVID-19 pandemic

The occurrence of the COVID-19 pandemic may negatively affect our business, financial condition and results of operations.

We are in the early stages of developing our business plan of building a revenue-producing film service business and becoming an independent producer of television and movie content. Because our business is customer-driven, our revenue requirements will be reviewed and adjusted based on future revenues. Expenses associated with operating as a public company are included in management’s budget. The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. A pandemic such as COVID-19 can result in social distancing, travel bans and quarantines, which can lead to limited access to customers, management, support staff, consultants and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our services and products, but our overall ability to react timely to mitigate the impact of the event. It may also substantially hamper our efforts to provide investors with timely information and our ability to comply with filing obligations with the SEC.

Item 1A.Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2. Properties.

We do not presently own any property.

Item 3.Legal Proceedings.

There are no material pending legal proceedings to which the company or its subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

From time-to-time, we may be involved in various claims, lawsuits, and disputes with third parties incidental to the normal operations of the business. As of the date hereof, we are not aware of any material claims, lawsuits, or disputes with third parties or regulatory proceedings that would have any material effect on our company.

Item 4.Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is presently quoted on the OTCQB under the trading symbol "FERL", although there has not been a continuous, active trading market for the shares. The most recent reported trade by the OTCQB was on May 19, 2020 at a price of $0.1285 per share.

Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended December 31, 2019 and 2018 and the first quarter of 2020 through May 31, 2020.

	High	Low
Fiscal year ending December 31, 2020
First Quarter	$0.385	$0.0431
Second Quarter (through May 19, 2020)	$0.24	$0.06

Fiscal year ending December 31, 2019
First Quarter	$1.00	$0.50
Second Quarter	$3.28	$0.53
Third Quarter	$0.68	$0.39
Fourth Quarter	$0.70	$0.12

Fiscal year ended December 31, 2018
First Quarter	$1.35	$0.05
Second Quarter	$1.50	$0.55
Third Quarter	$1.20	$0.52
Fourth Quarter	$0.53	$0.53

As of May 19, 2020, there were approximately 122 stockholders of record of our common stock, which does not consider those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. Many states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any state.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during fiscal year ended December 31, 2019.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 21, 2018, the company issued 30,000,000 shares of common stock to Victor Altomare pursuant to the Fearless Films (Canada) acquisition in November 2014. Mr. Altomare also received

161,992,828 shares of common stock in exchange for debt in the amount of $1,133,949.80. The debt had been outstanding since November 2014. The company also issued 250,000 shares of common stock to EMAC Handels AG pursuant to an Administrative Services Settlement Agreement.

Also on September 21, 2018, the company issued 150,000 shares of common stock to two directors, Eugene Gelsomino and Ann Gerard, in consideration for service on the board of directors. On the same date, the company finalized negotiations with holders of certain company debt and entered into agreements to restructure the company's capital. In exchange for cancelling debt with a total value of $120,845.80, the debt was converted into a total of --129,845,200 shares of common stock. The age of the converted debt ranged from four months to seventeen months. Additionally, on September 21, 2018, the board of directors authorized the issuance of 3,000,000 shares of common stock, which shares were subsequently certificated and issued to the CEO; Dennis dos Santos.

All of the common stock issued above were issued in private transactions to persons management believed possessed adequate information concerning the company, and the requisite level of knowledge and sophistication to evaluate the merits of the company. The issuances were made in reliance on an exemption from registration with the Securities and Exchange Commission provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares are considered restricted securities and certificates representing the shares must contain a legend restricting further transfer, unless the shares are first registered under the Securities Act of 1933, or qualify for an appropriate exemption.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The NASDAQ Stock Market in the foreseeable future. Therefore, our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is a penny stock unless that security is:

●	Registered and traded on a national securities exchange meeting specified criterion set by the SEC;

●	authorized for quotation on the NASDAQ Stock Market;

●	issued by a registered investment company;

●	excluded from the definition based on price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors, are subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets more than $1,000,000, excluding their principal residence, or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and receive the purchaser's written consent to the transaction prior to the purchase. Additionally, the rules require the delivery by the broker-dealer to the client, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.

These requirements may be considered cumbersome by broker-dealers and impact the willingness of a broker-dealer to trade and/or make a market in our shares, which could affect the value at which our shares trade. Classification of the shares as penny stocks may affect the ability of stockholders to sell their shares and increases the risk of an investment in our shares.

Rule 144

A total of 297,801,250 shares of our common stock presently outstanding and not registered for resale under the registration statement effective as of February 11, 2020, are deemed to be "restricted securities" as defined by Rule 144 promulgated by the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are required to be aggregated), including a person who may be deemed an “affiliate” of a company of a company filing reports under the Exchange Act, who has beneficially owned restricted securities for at least six months may sell, within any three-month period, a number of shares that does not exceed the greater of:

●1% of the then-outstanding shares of common stock; or

●the average weekly trading volume of the common stock listed on a national securities exchange during the four calendar weeks preceding the date on which notice of such sale was filed under Rule 144.

Sales under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice, and availability of current public information about the issuer. A stockholder of a reporting company who is not deemed to have been an affiliate at any time during the 90 days preceding a sale by such person, and who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. A person who has not been an affiliate during the 90 days preceding a sale, and who has beneficially owned the restricted shares for at least one year, is entitled to sell such shares under Rule 144 without regard to any of the restrictions described above.

After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

We cannot estimate the number of shares of common stock that our existing stockholders will elect to sell under Rule 144. Also, we cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Business Overview

Our company was organized as MYG Corp. under the laws of the State of Nevada on July 6, 2000 and underwent name changes to BisAssist, Inc. on December 21, 2000 and to Cody Ventures Corporation on October 11, 2004. On April 7, 2011, the company changed its name to Paw4mance Pet Products International, Inc. to reflect the business of distributing natural based pet foods and treats. On September 26, 2014, the company changed its name to Fearless Films, Inc. in anticipation of the acquisition of Fearless Films (Canada). On November 14, 2014, the company completed the acquisition of Fearless Films (Canada), which became a wholly-owned subsidiary of the company. The intent of the acquisition was to engage in the business of providing professional services for short film and full-length feature film productions and related services under the guidance of the founder of Fearless Films (Canada), Victor Altomare.

Our subsidiary, Fearless Films (Canada), is an independent full-service production company and has been positioning itself to ultimately produces top quality entertainment. We intend to specialize in short film and feature film production in addition to script writing, copywriting, fulfillment and distribution. Because of a lack of adequate funding, we have not realized revenues since our acquisition, but management believes we are in a position to become fully operational with the infusion of new capital. We currently do not have definite plans for securing adequate funding, but are working diligently to be able to fund our operations. Since inception and prior to our acquisition, Fearless Films (Canada) has produced more than ten films and also a pilot for a series, The My Ciccio Show.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Going Concern

Our independent auditors have expressed a going concern modification to their report to our financial statements indicating substantial doubt about our ability to continue as a going concern. To date we have incurred substantial losses and will require financing for working capital to meet future obligations.  We anticipate needing additional financing on an ongoing basis for the foreseeable future unless our operations provide adequate funds, of which there can be no assurance. We most likely will satisfy future financial needs through the sale of equity securities, although we could possibly consider debt securities or promissory notes. We believe the most probable source of funds will be from existing stockholders and/or management, although there are no formal agreements to do so. If we are unable to sustain a public trading market for our shares, it will be more difficult to raise funds though the sale of common stock.  We cannot assure you that we will be able to obtain adequate financing, achieve profitability, or to continue as a going concern in the future.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

For the year ended December 31, 2019 compared to the year ended December 31, 2018.

We did not realize revenues from operations during the years ended December 31, 2019 and December 31, 2018. While developing our business as a provider of video production services to professional video production companies, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are confident that during 2020 we will be able to secure financing that will enable us to complete existing projects and develop marketing plans.

During the year ended December 31, 2019, total operating expenses were $583,974 compared to $187,593 in 2018. Operating expenses are reported in the following categories. General and administrative expenses were $37,848 in 2019 compared to $22,009 in 2018. This $15,839 increase (72%) in 2019 was attributed to increase in screen writing and related work fees. Management fees were $158,346 in 2019 compared to $98,400 in 2018, an increase of $59,946 (61%), attributed to the effect of new management contracts entered into in 2019. Professional fees during 2019 were $87,780, compared to $44,084 in 2018, an increase of $43,696 (99%) that is primarily due to expenses of the registration of our common stock by selling shareholders during 2019. Stock based compensation was nil for 2019 compared to $23,100 in 2018, due to stock being issued to certain members of management as part of overall compensation during 2018. Additionally, during 2019 we recorded consulting expenses of $300,000 related to a consulting agreement for services entered during the year.

During 2019 we recorded a nil expense for settlement of debt, compare to a loss of $725,071 in 2018. In September of 2018 we settled a portion of our debt for shares that created a loss on settlement as explained in Note 8 of the financial statements. Also during 2019 we recorded an interest expense of $9,510, compared to nil in 2018. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of December 31, 2019 and 10% per annum on all notes payable. Further, in 2019 we recorded a loss on exchange of $1,865 compared to $64,117 in 2018. The loss is the result of translations as the functional currency of our parent company is United States dollars and the functional currency of our subsidiary is Canadian dollars. We also incurred a financing cost of $50,000 in 2019, which is evidenced by a convertible promissory note issued to Crown Bridge Partners as a commitment fee related to the Equity Purchase Agreement entered into during 2019.

This note also has a discount of $10,000 at the time of issuance which is being amortized over the term of the note. During the year ended December 31, 2019, $1,555 of discount has been amortized.

As a result of the above, we reported a net loss of $646,904for 2019 compared to a net loss of $976,781 for 2018. We recorded a foreign currency translation adjustment loss of $1,636 for 2019 compared to a foreign currency translation gain of $75,554 for 2018. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for 2019 was $648,540 ($0.00 per share), compared to a comprehensive loss for 2018 of $901,227 ($0.01 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At fiscal year ended December 31, 2019 compared to fiscal year ended December 31, 2018.

At December 31, 2019, we had total assets of $3,779, consisting of $2,779 in cash and prepaid expenses of $1,000. At December 31, 2018, we had total assets of $23,863, comprised of $3,700 in cash and $20,163 in prepaid expenses. The decrease in cash during fiscal 2019 is due to payments made against current liabilities. The decrease in prepaid expenses during fiscal 2019 is attributed to amortization of the prepaid OTCQB annual fees. Total current liabilities at December 31, 2019 were $822,047, compared to $203,591 at December 31. 2018. Included in current liabilities are accounts payable that increased from $101,119 at December 31, 2018 to $417,199 at December 31, 2019, and loans payable that increased from $91,000 at December 31, 2018 to $339,248 at December 31, 2019. Convertible notes – net of discount also increased by $41,555 as at December 31, 2019. The increase in accounts payable was due to accruals for services that were rendered, but not fully paid in cash. The increase in loans payable during the fiscal 2019 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $248,103 during the period. Additionally, accrued liabilities increased from $11,472 at December 31, 2018 to $24,405 at December 31, 2019 and notes payable increased due to issuance of a new note payable during the year

At December 31, 2019 we had a working capital deficit of $818,268 compared to a working capital deficit of $179,728 at December 31, 2018. The company has incurred recurring losses from operations and as at December 31, 2019 and December 31, 2018 had an accumulated deficit of $4,109,476 and $3,462,572, respectively. We continue to seek additional funding, most likely through the Equity Line, the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding other than the Equity Line.

As of December 31, 2019, we did not have sufficient cash to fund our operations for the next twelve months.

Our capital requirements going forward will consist of financing operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed ongoing operating expenses.  Except for the Equity Line, we do not have any credit agreement or source of liquidity immediately available to us.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $4,109,476 as of December 31, 2019.  This loss carry-forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended December 31, 2019 and 2018 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no revenues.

Equity Purchase Agreement with Crown Bridge Partners, LLC

On December 3, 2019, we executed an Equity Purchase Agreement with Crown Bridge Partners, LLC, the Selling Stockholder, which was finalized and effected on December 12, 2019 (the “Equity Line”). Under the Equity Line, we have the right, but not the obligation, to sell to Crown Bridge Partners, and Crown Bridge Partners is committed to purchase, on an unconditional basis, shares of our common stock (the “Put Shares”) at an aggregate price of up to $5,000,000 (the “Maximum Commitment Amount”) for a period of up to three (3) years.  The term of the Equity Purchase Agreement commenced on December 3, 2019 and will end on the earlier of (i) the date on which the Selling Stockholder has purchased Put Shares pursuant to the Equity Purchase Agreement equal to the Maximum Commitment Amount, (ii) December 3, 2022, or (iii) written notice of termination by the company.

The Equity Line provides the company with a $5,000,000 line of credit to be used by us for general corporate purposes. Under the Equity Purchase Agreement, we have the right, from time-to-time at our discretion, to deliver to Crown Bridge Partners a “put notice” stating the specified number of Put Shares and purchase price we intend to sell to Crown Bridge Partners, that it is obligated to purchase. The company’s right to deliver a put notice commences on the date a registration statement registering the Put Shares becomes effective. Upon delivery of a put notice, the company must deliver the Put Shares requested as Deposit Withdrawal at Custodian (DWAC) shares to the Selling Stockholder within two trading days. In connection with the transactions contemplated by the Equity Purchase Agreement, the company is required to register the Put Shares with the SEC.

The amount of proceeds the company receives pursuant to each put notice is determined by multiplying the number of Put Shares requested, by the applicable purchase price. The purchase price for each put notice shall be equal to 80% of the lesser of the (i) “market price,” defined as the lowest traded price per share for any trading day during the 15 trading days immediately preceding delivery of the put notice, or (ii) the valuation price, which is the lowest traded price of the shares during the five trading days following the clearing date associated with the applicable put notice. Within four trading days following the end of the valuation periods, the Crown Bridge Partners will deliver the total proceeds to the company via wire transfer.

Each put notice shall be (i) in a minimum amount not less than $10,000, and (ii) a maximum amount up to the lesser of (a) $175,000, or (b) 200% of the Average Daily Trading Value. Average Daily Trading Value is defined as the average trading volume of our common stock in the fifteen (15) trading days immediately preceding delivery of the respective put notice (the “pricing period”), multiplied by the lowest traded price of the of our shares during the pricing period. We may not deliver a new put notice until ten trading days after the clearing of the prior put notice. Because of these limitations, it is possible that over the term of the Equity line, the company may not have the ability to fully draw the entire $5,000,000 credit line.

In order to deliver a put notice, certain conditions set forth in the Equity Purchase Agreement must be met. In addition, the company is prohibited from delivering a put notice (i) if the purchase of the Put Shares by the Selling Stockholder pursuant to such put notice would, when aggregated with all other shares previously purchased under the Equity Line, exceed the Maximum Commitment Amount; or (ii) if the purchase of the Put Shares pursuant to the put notice would, when aggregated with all other company common stock then owned by the Selling Stockholder, result in the Selling Stockholder beneficially owning more than 4.99% of the then issued and outstanding shares of the company’s common stock.

Based upon the trading price of our common stock as of January 30, 2020, we would have issued an aggregate of 33,333,334 shares of common stock under the Equity Line if the entire $5,000,000 amount of potential shares issuable to Crown Bridge Partners had been drawn. Such shares would represent approximately 10.5% of our outstanding common stock as of January 30, 2020, resulting in significant ownership dilution to our existing common stock stockholders.

As a term of the Equity Purchase Agreement, we entered into a Registration Rights Agreement with Crown Bridge Partners, whereby we agreed to register for resale by the Selling Stockholder the shares of common stock purchased pursuant to the Equity Purchase Agreement. Accordingly, we filed a registration statement with the SEC on Form S-1 within 45 days of the date of the Registration Rights Agreement. The registration statement, of which this report is a part, covers the resale of shares to be issued under the Registration Rights Agreement. We also agreed to use our reasonable best efforts to keep the registration statement effective until the earlier of (i) the date the Selling Stockholder may sell all of the Put shares without restriction pursuant to Rule 144, and (ii) the date on which the Selling Stockholder shall have sold all of the Put Shares covered by the registration statement.

Also in connection with the Equity Purchase Agreement, we issued to Crown Bridge Partners, as a commitment fee, a $50,000 convertible promissory note that matures on June 3, 2020. The note may not be prepaid, bears interest at the rate of ten percent (10%) per annum, and is convertible at any time by the holder for all or any part or the outstanding principal amount and accrued interest into shares of Fearless Films common stock at the conversion price of $0.25 per share. Additionally, Crown Bridge Partners shall withhold $5,000 from the first put notice for reimbursement of its expenses relating to preparation of the Equity Purchase Agreement.

The note bears an original discount of $10,000 to be amortized over the term of the note. During the year ended December 31, 2019, $1,555 has been amortized to the statement of operations.

Availability of Additional Funds

Our capital requirements going forward will consist of financing operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed ongoing operating expenses.  Except for the Equity Line, we do not have any credit agreement or source of liquidity immediately available to us.

Historically, our operations have primarily been funded through proceeds from existing stockholders in exchange for equity and debt. At December 31, 2019, we had a cash balance of $2,779. There are no commitments in place, other than the Equity Line, for new financing as of the date of this report and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to fund operations plus new film projects. To that end, we may be required to raise additional funds through other equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities; or (d) seek protection from creditors.

Although the Equity Line provides that the Selling Stockholder must purchase the shares of common stock put to them, there are limits as to the amount of any put notice. The maximum amount of a single put notice is the lesser of (a) $175,000, or (b) 200% of the Average Daily Trading Value. Because Average Daily Trading Value is the average trading volume of our common stock in the fifteen (15) trading days immediately preceding delivery of the respective put notice, multiplied by the lowest traded price of the of our shares during the pricing period, the amount could be limited by a low stock price and low trading volume. A new put notice cannot be made until ten trading days after the clearing of the prior put notice. Thus, there may be periods when we are unable to rely on the Equity Line for adequate funds to satisfy immediately current obligations.

If we are unable to generate adequate cash from operations and if we are unable to find adequate sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our stockholders or that result in our stockholders losing all of their investment in our company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

Our audited consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Foreign Currency Translation

The functional currency of our parent company is United Stated dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating financial statements of the company's Canadian subsidiary from its functional currency into the company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders' equity. To date, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Business Trends and Forecast

Management believes that consumption of video is increasing due to the rapid expansion of streaming video. This trend is a result of more and more people augmenting their use of, or replacing broadcast television with, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Now and Gaia. The streaming video market includes various free, ad-supported and subscription service offerings focused on various genres, including films, broadcast and original series, fitness and educational content.

Our goal is to position Fearless Films in the streaming video landscape to offer a wide variety of exclusive and unique content. This would provide a complementary offering to other mostly entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios in Concord, Ontario. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target subscriber base.

While the shift to streaming delivery is strong, Fearless Films also intends to develop content that appeals to more traditional outlets, such as movie theatre chains.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the company's financial position or statements.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

JOBS Act

The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:

●

Be exempted from the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring its independent registered public accounting firm to provide an attestation report on the effectiveness of its internal control over financial reporting;

●

be exempted from the "say on pay" and "say on golden parachute" advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the "Dodd-Frank Act"), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer, and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934; and

●

instead provide a reduced level of disclosure concerning executive compensation, and be exempted from any rules that may be adopted by the Public company Accounting Oversight Board requiring mandatory audit firm rotations, or a supplement to the auditor's report on the financial statements.

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions because of our status as a "smaller reporting company" as defined by the Exchange Act.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.Financial Statements and Supplementary Data.

The consolidated financial statements and related notes are included as part of this report as indexed in the appendix beginning on page F-1, immediately following the signature page.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

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

As of the end of the fiscal year covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2019. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B.Other Information.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of our present directors and executive officers.

Name	Age	Position

Dennis dos Santos	60	Chief Executive Officer, Chairman of Board of Directors and Director

Ann Gerard	57	Director

Eugene Gelsomino	38	Director

Victor Altomare	52	President of Fearless Films Inc. (Canada)

We presently anticipate considering new, qualified persons to become directors in the future, although no new appointments or arrangements have been made as of the date hereof.

All directors serve for a one-year term until their successors are elected or they are re-elected at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

The business experience of each person listed above during the past five years is as follows:

Dennis dos Santos has served as President, CEO and Director of Fearless Films since March 2013. Mr. dos Santos brings more than 25 years of management, capital markets and engineering experience to the position. He resides in Mississauga, Ontario. Mr. Dos Santos' experience includes software development for embedded systems, private equity placements, strategic and financial planning, mergers and acquisitions and management of finance and accounting activities for enterprise software companies. In addition to Fearless Films, Mr. dos Santos served as Chief Financial Officer and Director of Reddwerks Corp (Austin, TX) from 2013 to 2015. Reddwerks was acquired in December of 2015.

Ann Gerard has served as a member of the board of directors since January of 2018. Ms. Gerrard lives in Mississauga, Ontario. Ms. Gerrard has been a Principal of Essentials of Health 15 and Business Management since 2000. As Principal, Ms. Gerrard provides Consulting Services with the aim of building partnerships and mutually beneficial business opportunities between entrepreneurs and similar companies. She also provides Project Management oversight, third party corporate facilitation and motivational team building, training and development, and procurement of financial investments. Ms. Gerrard was previously on the board of directors for Global Crawford & company which traded on the NASDAQ under CRD.A and CRD.B. She is currently affiliated with World Accord International Development Agency.

Eugene Gelsomino has been a Director of Fearless Films since January of 2018. Since 2016 he has acted as managing partner at Church Aperitivo Bar on Queen St W in Toronto, Ontario. Mr. Gelsomino's main focus is on creating partnerships and marketing strategies to generate and drive business as well as to facilitate the booking of private and corporate functions. From 2013 to the present, he has been co-producer with Fearless Films, responsible for ensuring that projects stay on their production schedules and within budget. He is also responsible for post-production efforts including arranging and selling film distribution rights.

Victor Altomare co-founded Fearless Films (Canada) in 2010. He is the President/CEO of this operating subsidiary. Victor Altomare is an actor and producer, known for The Great Chameleon (2012), Get the Sucker Back (2015) and Bag the Wolf (2000). Mr. Altomare studied acting at Academy of Canadian Cinema & Television in Toronto before studying under Hollywood director Tom Logan. Mr. Altomare has been involved in more than 50 productions, including more than 10 films whereby he was the production lead.

Committees of the Board of Directors

Ms. Gerard and Mr. Gelsomino are deemed to be independent directors. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

None of our officers, directors or control persons has had any of the following events occur:

●any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

●being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We currently do not have a code of ethics.  It is our intention during the coming year to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that the requisite initial reports have been filed by the respective persons.

Item 11.Executive Compensation.

The following represents the annual executive compensation through the company's past l years ended December 31, 2019 for (i) Dennis dos Santos, the company’s President and CEO; and (ii) Victor Altomare, President and CEO of the company’s subsidiary, Fearless Films (Canada):

Summary Compensation Table for 2019

Name and principal position	Year	Salary	Bonus Awards	Stock Awards	All other compensation	Total

Dennis dos Santos, Chief Executive Officer (PEO)	2019 2018 2017	$ 16,600 $ 22,980 $ 38,915	$ -0- $ -0- $ -0-	$ -0- $ 21,000(1) $ -0-	$ 81,800 $ 75,420(3) $ 57.385(3)	$ 98,400 $119,400 $ 96,300

Victor Altomare, CEO and President of subsidiary, Fearless Films, Inc. (Canada)(2)	2019 2018 2017	$ 38,235 $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ 21,765 $ -0- $ -0-	$ 60,000 $ -0- $ -0-

(1)On September 21, 2018, the board of directors authorized the issuance of 3,000,000 shares of common stock to Dennis dos Santos as past compensation for his services on the board and as CEO. The shares were valued at $21,000 and were subsequently certificated and issued.

(2)Victor Altomare serves as CEO of our subsidiary, Fearless Films, Inc. Mr. Altomare has not taken a salary or been otherwise compensated in the past, but he has entered into a consulting agreement, effective as of January 1, 2019, that will pay him $5,000 per month and reimburse him for out-of-pocket business expenses.

(3)The amount shown as other compensation is the difference between the contracted amounts due and cash payments made by the company, which has been accrued as accounts payable.

The following table represents compensation to company directors during the years ended December 31, 2019 and 2018. Mr. dos Santos’ compensation as a director and CEO is depicted in the table above.

Directors Compensation Table for 2019

Name	Year Reported	Salary	Stock Awards		Total Compensation
Ann Gerard	2019	$ -0-	$ -0-		$ -0-
	2018	$-0-	$1,050	(1)	$1,050

Eugene Gelsomino	2019	$-0-	$-0-		$-0-
	2018	$-0-	$1,050	(1)	$1,050

(1)On September 21, 2018, the board of directors authorized 150,000 shares of common stock to each of the two directors depicted above for their services as serving as directors on the board of directors. The shares were valued at $0.007 per share.

Employment Agreements

On April 1, 2017, the company entered into a consulting agreement with Dennis dos Santos, President, Chief Executive Officer and director of the company. The consulting agreement has an indefinite term. Under the terms of the consulting agreement, the company has agreed to pay Mr. dos Santos $8,200 per month and reimburse Mr. dos Santos for out-of-pocked business expenses. The consulting agreement also contains standard confidentiality and non-interference provisions. Due to the limited cash resources of the company, the difference between the contracted amount and cash payments made by the company has been accrued under accounts payable.

The company has entered into a consulting agreement with Victor Altomare, President of its subsidiary Fearless Films (Canada), which was effective as of January 1, 2019. The consulting agreement has an indefinite term, which can be terminated by either party with a requisite 180 days’ written notice to the other party, or at any time by mutual agreement. Under the terms of the consulting agreement, the company has agreed to pay Mr. Altomare $5,000 per month and reimburse Mr. Altomare for out-of-pocket business expenses. The consulting agreement also contains standard confidentiality and non-interference provisions.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 30, 2020, to the best of our knowledge, with respect to each person believed to be the beneficial owner of more than 5% of our outstanding common stock, each director and executive officer and by all directors and executive officers as a group. For purposes of disclosure, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report. "Voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Directors and Officers

Dennis dos Santos	3,300,000	1.04%
Eugene Gelsomino	150,000	0.05%
Ann Gerard	150,000	0.05%
Victor Altomare (4)	201,999,328	63.81%
All directors and officers (4)as a group (4 persons)	205,599,328	64.95%

Other Beneficial Owners

Jasbir Gill	30,287,925	9.57%
Domenic DeMaria	30,959,752	9.78%

(1)	Unless otherwise indicated, the address for each person listed above is c/o Fearless Films, Inc., 467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9 Canada.
(2)	Unless otherwise indicated, we have been advised that each person named above is the beneficially owner and has voting power over the shares indicated.
(3)	Percentage ownership is based on 316,543,316 shares of common stock outstanding as of April 30, 2020.
(4)

The share amount for Mr. Altomare includes 10,000,000 shares of common stock that are issuable upon conversion of 1,000,000 shares of Series "A" Preferred Stock owned by Mr. Altomare, whereby each Preferred share is convertible into ten shares of common stock. Each share of Series "A" Preferred Stock also includes super voting rights whereby, Mr. Altomare is entitled to 100 votes over that of each common share on any issue subject to a vote of common stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

On September 21, 2018, the company entered into an agreement with Victor Altomare, President of Fearless Films (Canada), whereby Mr. Altomare converted $1,133,949.80 in debt owed him by the company into 161,992,828 shares of common stock. The debt has accumulated since November 2014 and carried no interest.

On January 6, 2020, we acquired from Victor Altomare, full interest in the theatrical film “The Great Chameleon,” a movie released in 2013, in which Mr. Altomare performed and also served as co-writer and co-producer. Because of the related party nature of the acquisition, it was decided that the final purchase price of the film would be determined by an independent third-party valuation firm and will be binding on both parties. As of the date hereof, the final terms have not been determined.

Item 14.Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our current independent registered public accounting firm Fruci & Associates II, PLLC:

	2019	2018
Audit fees	$20,500	$ -
Audit related fees	-	-
Tax fees	-	-
All other fees	750	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART  IV

Item 15.Exhibits, Financial Statement Schedules

(a)Exhibits

Exhibit No.          Exhibit Name

3.1(1)Articles of Incorporation (Nevada)

3.2(1)Amendments to Articles of Incorporation

3.3(1)Bylaws

3.4(1)Instrument defining security holder rights – Specimen Stock Certificate

10.1(2)Consulting Agreement with CEO

10.2(3)Consulting Agreement with Victor Altomare

10.3(4)Equity Purchase Agreement with Crown  Bridge Partners, LLC

10.4(4)Registration Rights Agreement with Crown  Bridge Partners, LLC

31.1  Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*Interactive Data File

*     The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)Filed as exhibit to initial filing of Form S-1 on October 12, 2018.

(2)Filed as exhibit to Amendment No. 1 to Form S-1 on January 4, 2019.

(3)Filed as exhibit to Amendment No. 2 to Form S-1 on May 3, 2019.

(4)Filed as exhibit to initial filing of Form S-1 on February 3, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fearless Films, Inc.

By:	/S/ DENNIS DOS SANTOS
Dennis dos Santos
Chief Executive Officer
Date: May 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS DOS SANTOS	Director	May 29, 2020
Dennis dos Santos

/S/ ANN GERARD	Director	May 29, 2020
Ann Gerard

/S/ EUGENE GELSOMINO	Director	May 29, 2020
Eugene Gelsomino

Consolidated Financial Statements

Fearless Films, Inc.

For the years ended December 31, 2019 and 2018

Fearless Films, Inc.

Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

Table of contents

Reports of Independent Registered Public Accounting Firm…...…………....…………………….……...1

Consolidated Balance Sheets….……………………….………...…………....…………………….……...2

Consolidated Statements of Operations and Comprehensive Income (Loss).………………........….…..…3

Consolidated Statements of Stockholders’ Deficiency…………………………………………………….4

Consolidated Statements of Cash Flows..………….……………………………………….……...……....5

Notes to Consolidated Financial Statements………………………………………………………..…6 - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fearless Films, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fearless Films, Inc. and subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and significant working capital and accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Spokane, Washington

May 29, 2020

1 | Page

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at	As at
	December 31,	December 31,
	2019	2018
	$	$
ASSETS

Cash	2,779	3,700
Prepaid expenses	1,000	20,163
Total current assets	3,779	23,863
Total assets	3,779	23,863

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 5]	417,199	101,119
Accrued liabilities	24,045	11,472
Loan payable [Note 6]	339,248	91,000
Convertible note payable - net of debt discount [Note 7]	41,555	—
Total current liabilities	822,047	203,591
Total liabilities	822,047	203,591

Commitments and contingencies	—	—

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at December 31, 2019 and December 31, 2018 [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 316,543,317 shares issued and outstanding as at December 31, 2019 and December 31, 2018 [Note 8]	316,543	316,543
Additional paid-in-capital	2,576,812	2,566,812
Accumulated other comprehensive income	396,853	398,489
Accumulated deficit	(4,109,476)	(3,462,572)
Total stockholders deficiency	(818,268)	(179,728)
Total liabilities and stockholders deficiency	3,779	23,863

Going Concern [Note 3]
Subsequent events [Note 12]
See accompanying notes

1 | Page

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US dollars)

	Year ended December 31, 2019	Year ended December 31, 2018
	$	$

REVENUE	—	—

EXPENSES
General and administrative	37,848	22,009
Consulting Expenses [Note 10]	300,000	—
Management fees [Note 9]	158,346	98,400
Stock based compensation [Note 8]	—	23,100
Professional fees	87,780	44,084
Total operating expenses	583,974	187,593

(Loss) / Gain on settlement of payables [Note 8]	—	(725,071)
Interest Expense [Note 6]	(9,510)	—
Amortization of debt discount [Note 7]	(1,555)	—
Financing Cost [Note 7]	(50,000)	—
Exchange (Loss) / Gain	(1,865)	(64,117)
Net (loss) income before income taxes	(646,904)	(976,781)

Income taxes	—	—
Net (loss) income	(646,904)	(976,781)

Foreign currency translation adjustment	(1,636)	75,554
Comprehensive (loss) income	(648,540)	(901,227)

(Loss) earnings per share - basic	(0.00)	(0.01)

(Loss) earnings per share - diluted	(0.00)	(0.01)

Weighted average number of common shares
Basic	316,543,317	110,367,149
Diluted	326,743,317	120,367,149

See accompanying notes

2 | Page

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additonal	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	compreshensive	deficit
								income
		$		$		$	$	$	$	$
As at December 31, 2017	1,000,000	1,000	155,289	155	30,250,000	30,250	849,984	322,935	(2,485,791)	(1,281,467)

Foreign currency translation	—	—	—	—	—	—	—	75,554	—	75,554

Issuance of shares pursuant to share exchange	—	—	30,000,000	30,000	(30,000,000)	(30,000)	—	—	—	—

Issuance of Shares for past services	—	—	3,300,000	3,300	—	—	19,800	—	—	23,100

Issuance of Shares for Debt Settlement of a third party	—	—	121,095,200	121,095	(250,000)	(250)	725,071	—	—	845,916

Issuance of Shares for Debt Settlement of a shareholder	—	—	161,992,828	161,993	—	—	971,957	—	—	1,133,950

Net loss for the period	—	—	—	—	—	—	—	—	(976,781)	(976,781)
As at December 31, 2018	1,000,000	1,000	316,543,317	316,543	—	—	2,566,812	398,489	(3,462,572)	(179,728)

Foreign currency translation	—	—	—	—	—	—	—	(1,636)	—	(1,636)

Debt Discount - BCF on convertible note payable	—	—	—	—	—	—	10,000	—	—	10,000

Net loss for the period	—	—	—	—	—	—	—	—	(646,904)	(646,904)
As at December 31, 2019	1,000,000	1,000	316,543,317	316,543	—	—	2,576,812	396,853	(4,109,476)	(818,268)

See accompanying notes

3 | Page

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended December 31, 2019	Year ended December 31, 2018
	$	$

OPERATING ACTIVITIES
Net (loss) income	(646,904)	(976,781)

Adjustments to reconcile net income (loss) to net cash used in operations:
Stock based compensation	—	23,100
Loss/(Gain) on settlement of accounts and loans payables	—	725,071
Amortization of debt discount	1,555	—
Financing Cost	50,000	—

Changes in operating assets and liabilities:
Prepaid expenses	19,729	(21,188)
Accounts payable	315,702	38,149
Accrued liabilities	11,943	2,680
Cash used in operating activities	(247,975)	(208,969)

FINANCING ACTIVITIES
Proceeds from Loans Payable	248,103	149,276
Repayments to a shareholder	—	(3,203)
Cash provided by financing activities	248,103	146,073

Net increase (decrease) in cash during the period	128	(62,896)

Effect of foreign currency translation	(1,049)	64,714

Cash at beginning	3,700	1,882
Cash at end	2,779	3,700

Non Cash Transactions
Conversion of debt into equity	—	1,979,866
Issuance of convertible note as commitment fee for an equity purchase agreement	50,000	—

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

4 | Page

Fearless Films, Inc.

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

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the years ended December 31, 2019 and 2018 have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at December 31, 2019 and December 31, 2018 and had a working capital deficiency of $818,268 and $179,728, respectively and an accumulated deficit of $4,109,476 and $3,462,572, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

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

5 | Page

Fearless Films, Inc.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash includes cash on hand and balances with banks.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant estimates and assumptions include, fair value of stock options or services offered, deferred income tax assets and related valuation allowance, and accruals. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2019 and December 31, 2018, the Company incurred $5,573 and $1,115 respectively in advertising and marketing costs included in General and Administrative costs.

6 | Page

Fearless Films, Inc.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

7 | Page

Fearless Films, Inc.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Notes Payable

The Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

8 | Page

Fearless Films, Inc.

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

5. ACCOUNTS PAYABLE

As at December 31, 2019, total accounts payable include $211,698 payable to directors of the Company and $155,000 payable to a company for business advisory and consulting services pursuant to Note 10.

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

During the year ended December 31, 2019, the Company entered into loan agreements with third parties and shareholders and raised in total gross proceeds of $248,103 (December 31, 2018: $149,276).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of December 31, 2019.

As at December 31, 2019, accrued liabilities include implied interest on loans payable of $9,113.

7. CONVERTIBLE NOTES PAYABLE

On December 3, 2019 the Company issued a $50,000 convertible promissory note to Crown Bridge Partners, LLC as a commitment fee in connection with an Equity Purchase Agreement as explained in Note 8. The convertible promissory note matures, in six months from date of issue, on June 3, 2020 may not be prepaid, bears interest at the rate of ten percent (10%) per annum, and is convertible at any time by the holder for all or any part of the outstanding principal amount and accrued interest into shares of the Company’s common stock at the conversion price of $0.25 per share.

The note bears a beneficial conversion feature given the conversion price of the note is below market price at time of issue.  The total discount of $10,000 is to be amortized over the term of the note. During the year ended December 31, 2019, $1,555 has been amortized to the statement of operations.

Due to the uncertain future term in which the equity line would be utilized, the full value of the convertible note of $50,000 was expensed as a financing cost on the date of issuance of note. An interest amount of $397 has been accrued on the convertible note.

9 | Page

Fearless Films, Inc.

8. STOCKHOLDERS’ DEFICIENCY

Share Exchange Agreement

As explained in Note 1 to the consolidated financial statements, on August 5, 2014 the Company acquired 100% of the issued and outstanding shares of Fearless Films Inc. (“Fearless”) in exchange for 1,000,000 Preferred Shares and 30,000,000 Common Shares of the Company. As a result, Fearless became a wholly owned subsidiary of the Company.

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

On December 3, 2019 the Company entered into a $5,000,000 equity purchase agreement with Crown Bridge Partners and this was finalized on December 12, 2019. Under the terms of the agreement, the Company may put to the investor shares of the Company common stock in minimums of $10,000 to maximums of either $175,000 or 200% of the average trading volume, whichever is less. The agreement may be terminated at any time by the Company or when the total commitment of shares is sold by the Company to the investor. As part of the agreement, the Company issued a $50,000 convertible promissory note convertible at $0.25 per share as a commitment fee (Note 7).

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

On September 21, 2018, the Company issued 30,000,000 Common Shares pursuant to Share Exchange Agreement.

As at December 31, 2019 and December 31, 2018, the Company has 316,543,317 outstanding common stock (comprising 297,891,880 restricted stock and 18,651,437 unrestricted stock).

10 | Page

Fearless Films, Inc.

8. STOCKHOLDERS’ DEFICIENCY (continued)

Preference Stock

On June 25, 2014, the Board of Directors authorized the following designations for the class of 20,000,000 Preference Shares of the Company of $ 0.001 par value per share:

•10,000,000 Shares shall be designated “Series A”

Each Preference Share of Series A shall have 100 votes over that of each Common share and shall have rights convertible to 10 Common Shares.

•10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at December 31, 2019 and December 31, 2018, the Company has 1,000,000 outstanding restricted Preference Stock.

9. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions and balances are as follows:

On April 1, 2017, the Company entered into a consulting agreement with a shareholder. Pursuant to this agreement, the compensation is $8,200 per month and the duration of the of the agreement is open until terminated by either party. These fees are included in the Management Fees.

On January 1, 2019, the Company entered into a consulting agreement with a shareholder. Pursuant to this agreement, the compensation is $5,000 per month and the duration of the agreement is open until terminated by either party. These fees are included in the Management Fees.

On October 1, 2019, the Company entered into a loan agreement for $99,000 with a shareholder who is also the brother of the President and CEO of the operating subsidiary. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

On November 1, 2019, the Company entered into a loan agreement for $85,000 with a shareholder who is also the brother of the President and CEO of the operating subsidiary. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

Management fees for the year ended December 31, 2019 represent charges from directors of $158,346 (December 31, 2018: $98,400). Accounts payable as at December 31, 2019 and December 31, 2018 include $211,698 and $100,144, respectively, due to the directors in connection with management fees.

As at December 31, 2019, all loans from related parties remain unpaid.

11 | Page

Fearless Films, Inc.

10. COMMITMENTS

On September 25, 2019, the Company entered into an agreement with a company who is to provide business advisory and consulting services to the Company for $100,000 per month. The initial term of the agreement was for a period beginning October 7, 2019 and ending November 6, 2019. At the end of each month, the contract shall renew for an additional month unless terminated prior to the 1st of that month. Either party may terminate the agreement prior to the expiration of the term upon written notice to the other party. As at December 31, 2019, the contract has not been terminated.

During the year ended December 31, 2019, the Company incurred $300,000 in business advisory and consulting services costs included in Consulting Expenses. As at December 31, 2019, $155,000 remains unpaid and included in accounts payable.

11. INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a combined statutory income tax rates of approximately 21% for the years ended December 31, 2018 and December 31, 2017, as follows:

Deferred tax assets

	Year ended December 31, 2019	Year ended December 31, 2018
	$	$

Net income (loss) before income taxes	(646,904)	(976,781)
Expected income tax expense (recovery)	(143,500)	(207,867)
Non-deductible expenses	—	—
Change in valuation allowance	143,500	207,867
	—	—

	As at December 31, 2019	As at December 31, 2018

Non-capital loss carry forwards	(1,143,549)	(1,000,375)
Valuation allowance	1,143,549	1,000,375
	—	—

12 | Page

Fearless Films, Inc.

11. INCOME TAXES (continued)

As of December 31, 2019, and December 31, 2018, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred.  The Company decided not to recognize any deferred tax asset, as it is not more likely than not to be realized.  Therefore, a valuation allowance of $1,143,875 and $1,000,375, for the years ended December 31, 2019 and December 31, 2018, respectively, was recorded to offset deferred tax assets.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended December 31, 2019 and 2018 at 21% compared to the rate of 35% prior to the change in corporation tax rates for previous years.

As of December 31, 2019, and December 31, 2018, the Company has approximately $4,109,476 and $3,462,572, respectively, of non-capital losses available to offset future taxable income. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carry forwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carry back is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carry back of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

As at February 28, 2019, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 29, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On January 1, 2020, the Company entered into a loan agreement for $28,000 with a shareholder. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand

On January 6, 2020, the company announced the acquisition of a theatrical film “The Great Chameleon,” from a shareholder. The purchase price of the film is to be determined by an independent third-party valuation firm and will be binding on both parties.

The occurrence of the COVID-19 pandemic may negatively affect our business, financial condition and results of operations. We are in the early stages of developing our business plan of building a revenue-producing film service business and becoming an independent producer of television and movie content. Because our business is customer-driven, our revenue requirements will be reviewed and adjusted based on future revenues. Expenses associated with operating as a public company are included in management’s budget. The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. A pandemic such as COVID-19 can result in social distancing, travel bans and quarantines, which can lead to limited access to customers, management, support staff, consultants and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our services and products, but our overall ability to react timely to mitigate the impact of the event. It may also substantially hamper our efforts to provide investors with timely information and our ability to comply with filing obligations with the SEC.

13 | Page