Form 10-K/A
period 2019-12-31
FEARLESS FILMS, INC.
filed 2020-06-02
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 28, 2020 was 316,543,316.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

EXPLANATORY  NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend the Annual Report on Form 10-K of Fearless Films, Inc. (the “Company”) for the year ended December 31, 2019 (the “Original Report”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2020. The Amendment adds the following requisite disclosure under the heading “Note Regarding Reliance on SEC Order” pertaining to reliance by the Company on the SEC Order issued March 25, 2020 (the “SEC Order”), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the Exchange Act), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465). In connection with the filing of this Amendment, the Company is also including certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Report is amended or changed by this Amendment.

Note Regarding Reliance on SEC Order

The Company filed the Original Report in reliance on the SEC Order, permitting the delay in filing due to circumstances related to the COVID-19 outbreak. After evaluating the ongoing impact the COVID-19 pandemic and government imposed restrictions would have on management, consultants and advisors affecting our ability to prepare and timely file the Form 10-K Annual Report for the year ended December 31, 2019, the Company indicated its intention to rely on the SEC Order by filing a “Current Report” on Form 8-K on March 27, 2020, and an amended Form 8-K/A on April 8, 2020. On May 14, 2020, the Company filed a “Notification of Late Filing” on Form 12b-25 pursuant to Rule 12b-25 of the Exchange Act to further delay the filing of the 2019 Form 10-K Annual Report.

On March 25, 2020, the SEC issued the SEC Order under Section 36 (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus COVID-19. The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied.

The Company relied on the SEC Order for filing its Annual Report on Form 10-K for the year ended December 31, 2019.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain o amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Report, and the Company has not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Report and with our other filings made with the SEC subsequent to the filing of the Original Report.

PART  IV

Item 15.Exhibits, Financial Statement Schedules

(a)Exhibits

Exhibit No.          Exhibit Name

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
Date: June 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS DOS SANTOS	Director	June 2, 2020
Dennis dos Santos

/S/ ANN GERARD	Director	June 2, 2020
Ann Gerard

/S/ EUGENE GELSOMINO	Director	June 2, 2020