Form 10-Q
period 2020-03-31
FEARLESS FILMS, INC.
filed 2020-06-30
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March  31, 2020

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-31441

FEARLESS FILMS, INC.

(Exact name of registrant as specified in its charter)

Nevada   33-0921357

(State or other jurisdiction of(I.R.S. Employer Identification No.)

incorporation or organization)

467 Edgeley Blvd., Unit 2, Concord, ON L4K 4E9

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).

Yes  [  ]    No  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

ClassOutstanding as of June 29, 2020

Common Stock, $0.001 par value       316,543,317

EXPLANATORY  NOTE

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

The company relied on the SEC Order for filing our Quarterly Report on Form 10-Q for the three month period ended March 31, 2020. Our ability to complete and file our Quarterly Report has been impacted due to government imposed restrictions related to the COVID-19 outbreak and other factors, including the delay in filing of our 2019 Form 10-K.

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at March 31,2020, related to the unaudited statements of operations and statements of cash flows for the three months ended March 31, 2020 and 2019, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2019 financial statements included in the company’s 10-K Annual Report filed with the SEC on May 29, 2020 and amended June 2, 2020.  Operating results for the period ended March 31, 2020, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2020, or any other subsequent period.

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three months ended March 31, 2020 and 2019

Fearless Films, Inc.

Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019

Table of contents

Consolidated Balance Sheets….……………………….………...…………....…………………….……...7

Consolidated Statements of Operations and Comprehensive Income (Loss).………………........….…..…8

Consolidated Statements of Stockholders’ Deficiency…………………………………………………….9

Consolidated Statements of Cash Flows..………….……………………………………….……...……...10

Notes to Consolidated Financial Statements………………………………………………………..11 - 18

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

(Expressed in US dollars)

	As at	As at
	March 31,	December 31,
	2020	2019
	$	$
ASSETS

Cash	2,197	2,779
Prepaid expenses	4,333	1,000
Total current assets	6,530	3,779
Total assets	6,530	3,779

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 5]	780,485	417,199
Accrued liabilities	25,135	24,045
Loan payable [Note 6]	365,622	339,248
Convertible note payable - net of debt discount [Note 7]	46,610	41,555
Total current liabilities	1,217,852	822,047
Total liabilities	1,217,852	822,047

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at March 31, 2020 and December 31, 2019 [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 316,543,317 shares issued and outstanding as at March 31, 2020 and December 31, 2019 [Note 8]	316,543	316,543
Additional paid-in-capital	2,576,812	2,576,812
Accumulated other comprehensive income	401,529	396,853
Accumulated deficit	(4,507,206)	(4,109,476)
Total stockholders deficiency	(1,211,322)	(818,268)
Total liabilities and stockholders deficiency	6,530	3,779

Going Concern [Note 3]
Subsequent events [Note 11]

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months ended March 31, 2020	Three months ended March 31, 2019
	$	$

REVENUE	—	—

EXPENSES
General and administrative	1,408	3,594
Consulting Expenses [Note 10]	300,000	—
Management fees [Note 9]	39,348	39,516
Professional fees	47,300	11,171
Total operating expenses	388,056	54,281

Interest Expense [Note 6]	(5,736)	(1,450)
Amortization of debt discount [Note 7]	(5,055)	—
Exchange (Loss) / Gain	1,117	22,835
Net (loss) income before income taxes	(397,730)	(32,896)

Income taxes	—	—
Net (loss) income	(397,730)	(32,896)

Foreign currency translation adjustment	4,676	(23,310)
Comprehensive (loss) income	(393,054)	(56,206)

(Loss) earnings per share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares - basic	316,543,317	316,543,317

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

					Additonal	Accumulated
	Preference stock		Common stock		paid-in	other	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	comprehensive	deficit
						income
		$		$	$	$	$	$
As at December 31, 2018	1,000,000	1,000	316,543,317	316,543	2,566,812	398,489	(3,462,572)	(179,728)

Foreign currency translation	—	—	—	—	—	(23,310)	—	(23,310)

Net loss for the period	—	—	—	—	—	—	(32,896)	(32,896)

As at March 31, 2019	1,000,000	1,000	316,543,317	316,543	2,566,812	375,179	(3,498,468)	(235,934)
Foreign currency translation	—	—	—	—	—	21,268	—	21,268

Net loss for the period	—	—	—	—	—	—	(97,411)	(97,411)
As at June 30, 2019	1,000,000	1,000	316,543,317	316,543	2,566,812	396,447	(3,592,879)	(312,077)

Foreign currency translation	—	—	—	—	—	1,142	—	1,142

Net loss for the period	—	—	—	—	—	—	(65,325)	(65,325)
As at September 30, 2019	1,000,000	1,000	316,543,317	316,543	2,566,812	397,589	(3,658,204)	(376,260)

Foreign currency translation	—	—	—	—	—	(736)	—	(736)

Debt Discount - BCF on convertible note payable	—	—	—	—	10,000	—	—	10,000

Net loss for the period	—	—	—	—	—	—	(451,272)	(451,272)
As at December 31, 2019	1,000,000	1,000	316,543,317	316,543	2,576,812	396,853	(4,109,476)	(818,268)

Foreign currency translation	—	—	—	—	—	4,676	—	4,676

Net loss for the period	—	—	—	—	—	—	(397,730)	(397,730)
As at March 31, 2020	1,000,000	1,000	316,543,317	316,543	2,576,812	401,529	(4,507,206)	(1,211,322)

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Three months ended March 31, 2020	Three months ended March 31, 2019
	$	$

OPERATING ACTIVITIES
Net (loss) income	(397,730)	(32,896)

Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization of debt discount	5,055	—

Changes in operating assets and liabilities:
Prepaid expenses	(3,610)	3,095
Accounts payable	367,699	33,240
Accrued liabilities	2,126	(5,264)
Cash used in operating activities	(26,460)	(1,825)

FINANCING ACTIVITIES
Proceeds from Loans Payable	28,000	25,000
Cash provided by financing activities	28,000	25,000

Net increase (decrease) in cash during the period	1,540	23,175

Effect of foreign currency translation	(2,122)	(23,863)

Cash at beginning	2,779	3,700
Cash at end	2,197	3,012

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2020 and 2019 have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2020.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at March 31, 2020 and December 31, 2019 and had a working capital deficiency of $1,211,322 and $818,268, respectively and an accumulated deficit of $4,507,206 and $4,109,476, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available or will be available on terms acceptable to the Company, in which case there may be substantial doubt that the Company will be able to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

3. GOING CONCERN (continued)

normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

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

For the three months ended March 31, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2020 and March  31, 2019, the Company incurred $652 and $1,794 respectively in advertising and marketing costs included in General and Administrative costs.

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

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

•Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

For the three months ended March 31, 2020 and 2019 (Unaudited)

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted this pronouncement effective January 1, 2020 with no material impact for the Company on the consolidated financial statements given no fair value measurements at this time.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is an emerging growth company and, under the optional 1-year deferral, the Company has adopted this pronouncement effective January 1, 2020 with no material impact for the Company on the consolidated financial statements given no leases at this time.

5. ACCOUNTS PAYABLE

As at March 31, 2020, total accounts payable include $241,078 payable to directors of the Company and $455,000 payable to a company for business advisory and consulting services pursuant to Note 10.

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

During the three months ended March 31, 2020, the Company entered into loan agreements with third parties and shareholders and raised in total gross proceeds of $28,000 (March 31, 2019: $25,000).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of March 31, 2020.

As at March 31, 2020, accrued liabilities include implied interest on loans payable of $13,602.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

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

The note bears a beneficial conversion feature given the conversion price of the note is below market price at time of issue. The total discount of $10,000 is to be amortized over the term of the note. During the three months ended March 31, 2020, $5,055 (March 31, 2019: nil) has been amortized to the statement of operations.

Due to the uncertain future term in which the equity line would be utilized, the full value of the convertible note of $50,000 was expensed as a financing cost on the date of issuance of note. During the three months ended March 31, 2020, an interest amount of $1,246 (March 31, 2019: nil) has been accrued on the convertible note.

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

As at March 31, 2020 and December 31, 2019, the Company has 316,543,317 outstanding common stock (comprising 297,891,880 restricted stock and 18,651,437 unrestricted stock).

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

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

•10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at March 31, 2020 and December 31, 2019, the Company has 1,000,000 outstanding restricted Preference Stock.

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

On January 1, 2020, the Company entered into a loan agreement for $28,000 with a shareholder who is also the brother of the President and CEO of the operating subsidiary. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand

Management fees for the three months ended March 31, 2020 represent charges from directors of $39,348 (March 31, 2019: $39,516). Accounts payable as at March 31, 2020 and December 31, 2019 include $241,078 and $211,698, respectively, due to the directors in connection with management fees.

As at March 31, 2020, all loans from related parties remain unpaid.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

10. COMMITMENTS

On September 25, 2019, the Company entered into an agreement with a company who is to provide business advisory and consulting services to the Company for $100,000 per month. The initial term of the agreement was for a period beginning October 7, 2019 and ending November 6, 2019. At the end of each month, the contract shall renew for an additional month unless terminated prior to the 1st of that month. Either party may terminate the agreement prior to the expiration of the term upon written notice to the other party. As at March 31, 2020, the contract has not been terminated.

During the three months ended March 31, 2020, the Company incurred $300,000 in business advisory and consulting services costs included in Consulting Expenses. As at March 31, 2020, $455,000 remains unpaid and included in accounts payable.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 29, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On April 23, 2020 the Company confirmed that it held full title to The Great Chameleon. During a review of the title, it was found that the company had acquired 100% ownership as part of the 2014 acquisition of Fearless Films Inc. (Canada).  No further payments or consideration will be paid for this transaction.

On June 15, 2020 the Company agreed to acquire all rights and interests to The Lunatic in exchange for common shares of the Company. As the transaction is with a related party, the number of shares to be issued will be determined by an independent appraisal to be concluded prior to the end of fiscal 2020. Closing is conditioned on the final valuation, thus the acquisition will not be recognized until such time as final consideration is known.

On June 17, 2020 the Company agreed to acquire FilmOla.com in exchange for common shares of the Company. The transaction is expected to close during the third quarter of 2020.  The purchase price is one million common shares.

On June 24, 2020 the Company agreed to acquire all rights and interests to Only Minutes in exchange for common shares of the company. The transaction is expected to close during the third quarter of 2020. The purchase price is two-hundred thousand common shares.

During June 2020, the company entered into a financing arrangement to sell 6,666,668 shares at a price $0.15 per share for a total of $1 million. As of June 29, 2020, the shares had not been issued.

The occurrence of the COVID-19 pandemic may negatively affect our business, financial condition and results of operations. We are in the early stages of developing our business plan of building a revenue-producing film service business and becoming an independent producer of television and movie content. Because our business is customer driven, our revenue requirements will be reviewed and adjusted based on future revenues. Expenses associated with operating as a public company are included in management’s budget. The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. A pandemic such as COVID-19 can result in social distancing, travel bans and quarantines, which can lead to limited access to customers, management, support staff, consultants and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our services and products, but our overall ability to react timely to mitigate the impact of the event. It may also substantially hamper our efforts to provide investors with timely information and our ability to comply with filing obligations with the SEC.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

We did not realize revenues from operations during the three months ended March 31, 2020 and March 31, 2019. We have been working towards developing our business as a provider of video production services to professional video production companies. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended March 31, 2020, total operating expenses were $388,056 compared to $54,281 in the same period in 2019. Operating expenses are reported in three categories. General and administrative expenses were $1,408 in the three months ended March 31, 2020 compared to $3,594 in the same period one year earlier. Consulting fees were $300,000 in the three months ended March 31, 2020 compared to nil in the three months ended March 31, 2019. The increase was due to a services consulting contract that was signed in Q4 of 2019. Management fees were to $39,348 during the three months ended March 31, 2020 versus $39,516 in the three months of ended March 31, 2019, essentially unchanged. Professional fees during the three months ended March 31, 2020 were $47,300, compared to $11,171 in the three months ended March 31, 2019. Stock based compensation was nil for the three months ended March 31, 2020 compared to nil in the same period one year earlier.

During the three months ended March 31,2020 we recorded an Interest expense of $5,736, compared to an interest expense of $1,450 in the three months ended March 31, 2019. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of March 31, 2020. During the three months ended March 31, 2020, we recorded a gain on Exchange of $1,117 compared to a gain of $22,835 in the same three-month period in 2019. The gains are the result of translations as the functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. During the three months ended March 31, 2020 we recorded a debt discount expense of $5,055 to reflect the terms of the Equity Line financing entered into during the fourth quarter of 2019.

As a result of the above, we reported a net loss of $397,730 for the three months ended March 31, 2020 compared to a net loss of $32,896 for the same period in 2019. We recorded a foreign currency translation adjustment gain of $4,676 for the three months ended March 31,2020 compared to a foreign currency translation loss of $23,310 for the three months ended March 31, 2019. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for the three months ended March 31, 2020 was $393,054 ($0.00 per share), compared to a comprehensive loss for the same three months of 2019 of $56,206 ($0.00 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At March 31, 2020, we had total assets of $6,530, consisting of $2,197 in cash and prepaid expenses of $4,333. At December 31, 2019, we had total assets of $3,779, comprised of $2,779 in cash and $1,000 in prepaid expenses. The decrease in cash during the first three months of 2020 is due to the difference between cash received from loans and payments made against current liabilities. The increase in prepaid expenses during the first three months of 2020 is attributed to amortization of the prepaid OTCQB annual fees. Total current liabilities at March 31, 2020 were $1,217,852, compared to $822,047 at December 31. 2019. Included in current liabilities are accounts payable that increased from $417,199 at December 31, 2019 to $780,485 at March 31, 2020, and loans payable that increased from $339,248 at December 31, 2019 to $365,222 at March 31, 2020. The increase in accounts payable was due to accruals for services that were rendered, but not paid in cash. The increase in loans payable during the first three months of 2020 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $28,000 during the period. Additionally, accrued liabilities increased from $24,045 at December 31, 2019 to $25,135 at March 31, 2020 as cash raised from new loans was used to pay down accrued liabilities.

At March 31, 2020 we had a working capital deficit of $1,211,322 compared to a working capital deficit of $818,268 December 31, 2019. The company has incurred recurring losses from operations and as at March

31, 2020 and December 31, 2019 had an accumulated deficit of $4,507,206 and $4,109,476, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

Impact of COVID-19

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2020. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The company did not issue any equity securities during the first quarter of 2020.

Item 3.  Defaults Upon Senior Securities

This Item is not applicable.

Item 4.  Mine Safety Disclosures

This Item is not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	Interactive Data File

*In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEARLESS FILMS, INC.

Date: June 29, 2020	By:	/S/ DENNIS DOS SANTOS
Dennis dos Santos
Chief Executive Officer and Director
(Principal Accounting Officer)