Form 10-Q
period 2020-06-30
FEARLESS FILMS, INC.
filed 2020-08-19
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-31441

FEARLESS FILMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0921357
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

467 Edgeley Blvd., Unit 2, Concord, ON L4K 4E9

(Address of principal executive offices)

(888) 928-0184

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

Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

ClassOutstanding as of August 19, 2020

Common Stock, $0.001 par value       317,543,316

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at June 30,2020, related to the unaudited statements of operations and statements of cash flows for the three and six months ended June 30, 2020 and 2019, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2019 financial statements included in the company’s 10-K Annual Report filed with the SEC on May 29, 2020 and amended June 2, 2020.  Operating results for the period ended June 30, 2020, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2020, or any other subsequent period.

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three and six months ended June 30, 2020 and 2019

Fearless Films, Inc.

Consolidated Financial Statements

For the three and six months ended June 30, 2020 and 2019

Table of contents

Consolidated Balance Sheets….……………………….………...…………....…………………….……...7

Consolidated Statements of Operations and Comprehensive Income (Loss).………………........….…..…8

Consolidated Statements of Stockholders’ Deficiency…………………………………………………….9

Consolidated Statements of Cash Flows..………….……………………………………….……...……....10

Notes to Consolidated Financial Statements………………………………………………………..…11 - 19

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

(Expressed in US dollars)

	As at	As at
	June 30,	December 31,
	2020	2019
	$	$
ASSETS

Cash	5,701	2,779
Prepaid expenses	7,583	1,000
Total current assets	13,284	3,779
Total assets	13,284	3,779

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 5]	1,223,486	417,199
Accrued liabilities	26,921	24,045
Loan payable [Note 6]	366,345	339,248
Convertible note payable - net of debt discount [Note 7]	50,000	41,555
Total current liabilities	1,666,752	822,047
Total liabilities	1,666,752	822,047

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at June 30, 2020 and December 31, 2019 [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 316,543,317 shares issued and outstanding as at June 30, 2020 and December 31, 2019 [Note 8]	316,543	316,543
Common stock to be issued [Note 8]	555,228	-
Additional paid-in-capital	2,576,812	2,576,812
Accumulated other comprehensive income	396,792	396,853
Accumulated deficit	(5,499,843)	(4,109,476)
Total stockholders deficiency	(1,653,468)	(818,268)
Total liabilities and stockholders deficiency	13,284	3,779

Going Concern [Note 3]
Subsequent events [Note 11]

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	$	$	$	$

REVENUE	-	-	-	-

EXPENSES
General and administrative	716	21,272	2,124	24,866
Consulting Expenses [Note 10]	300,000	-	600,000	-
Management fees [Note 9]	39,781	39,562	79,129	79,078
Professional fees [Note 10]	644,974	12,128	692,274	23,299
Total operating expenses	985,471	72,962	1,373,527	127,243

Interest Expense [Note 6]	(5,938)	(1,940)	(11,674)	(3,390)
Amoritization of debt discount [Note 7]	(3,390)	-	(8,445)	-
Exchange (Loss) / Gain	2,162	(22,509)	3,279	326
Net (loss) income before income taxes	(992,637)	(97,411)	(1,390,367)	(130,307)

Income taxes	-	-	-	-
Net (loss) income	(992,637)	(97,411)	(1,390,367)	(130,307)

Foreign currency translation adjustment	(4,737)	21,268	(61)	(2,042)
Comprehensive (loss) income	(997,374)	(76,143)	(1,390,428)	(132,349)

(Loss) earnings per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares - basic	316,543,317	316,543,317	316,543,317	316,543,317

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additonal	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	compreshensive	deficit
								income
		$		$		$	$	$	$	$
As at December 31, 2018	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	398,489	(3,462,572)	(179,728)

Foreign currency translation	-	-	-	-	-	-	-	(23,310)	-	(23,310)

Net loss for the period	-	-	-	-	-	-	-	-	(32,896)	(32,896)
As at March 31, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	375,179	(3,495,468)	(235,934)

Foreign currency translation	-	-	-	-	-	-	-	21,268	-	21,268

Net loss for the period	-	-	-	-	-	-	-	-	(97,411)	(97,411)
As at June 30, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	396,447	(3,592,879)	(312,077)

Foreign currency translation	-	-	-	-	-	-	-	1,142	-	1,142

Net loss for the period	-	-	-	-	-	-	-	-	(65,325)	(65,325)
As at September 30, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	397,589	(3,658,204)	(376,260)

Foreign currency translation	-	-	-	-	-	-	-	(736)	-	(736)

Debt Discount - BCF on convertible note payable	-	-	-	-	-	-	10,000	-	-	10,000

Net loss for the period	-	-	-	-	-	-	-	-	(451,272)	(451,272)
As at December 31, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,576,812	396,853	(4,109,476)	(818,268)

Foreign currency translation	-	-	-	-	-	-	-	4,676	-	4,676

Net loss for the period	-	-	-	-	-	-	-	-	(397,730)	(397,730)
As at March 31, 2020	1,000,000	1,000	316,543,317	316,543	-	-	2,576,812	401,529	(4,507,206)	(1,211,322)

Share Subscription for cash	-	-	-	-	3,701,520	555,228	-	-	-	555,228

Foreign currency translation	-	-	-	-	-	-	-	(4,737)	-	(4,737)

Net loss for the period	-	-	-	-	-	-	-	-	(992,637)	(992,637)
As at June 30, 2020	1,000,000	1,000	316,543,317	316,543	3,701,520	555,228	2,576,812	396,792	(5,499,843)	(1,653,468)

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2020	2019
	$	$

OPERATING ACTIVITIES
Net (loss) income	(1,390,367)	(130,307)

Adjustments to reconcile net income (loss) to net cash used in operations:
Amortization of debt discount	8,445	-

Changes in operating assets and liabilities:
Prepaid expenses	(6,624)	6,240
Accounts payable	807,971	74,054
Accrued liabilities	3,566	(3,351)
Cash used in operating activities	(577,009)	(53,364)

FINANCING ACTIVITIES
Issue of Shares for cash	555,228	-
Proceeds from Loans Payable	28,000	64,103
Cash provided by financing activities	583,228	64,103

Net increase (decrease) in cash during the period	6,219	10,739

Effect of foreign currency translation	(3,297)	(2,305)

Cash at beginning	2,779	3,700
Cash at end	5,701	12,134

Additional cash flow information
Interest paid	-	-
Taxes paid	-	-

See accompanying notes

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended June 30, 2020 and 2019 have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2020.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at June 30, 2020 and December 31, 2019 and had a working capital deficiency of $1,653,468 and $818,268, respectively and an accumulated deficit of $5,499,843 and $4,109,476, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

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

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

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

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three and six months ended June 30, 2020, the Company incurred $288 and $940 respectively (2019: $2,230 and $4,024 respectively) in advertising and marketing costs included in General and Administrative costs.

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

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

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

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2022.

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

5. ACCOUNTS PAYABLE

As at June 30, 2020, total accounts payable include $264,361 payable to directors of the Company and $874,850 payable for business advisory and consulting services pursuant to Note 10.

6. LOANS PAYABLE

During the six months ended June 30, 2020, the Company entered into loan agreements with third parties and shareholders and raised in total gross proceeds of $28,000 (June 30, 2019: $64,103).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2020.

As at June 30, 2020, accrued liabilities include implied interest on loans payable of $18,175.

7. CONVERTIBLE NOTES PAYABLE

On December 3, 2019 the Company issued a $50,000 convertible promissory note to Crown Bridge Partners, LLC as a commitment fee in connection with an Equity Purchase Agreement as explained in Note 8. The convertible promissory note matures, in six months from date of issue, on June 3, 2020 may not be prepaid, bears interest at the rate of ten percent (10%) per annum, and is convertible at any time by the holder for all or any part of the outstanding principal amount and

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

7. CONVERTIBLE NOTES PAYABLE (continued)

accrued interest into shares of the Company’s common stock at the conversion price of $0.25 per share. Any outstanding principal amount and accrued interest as at maturity date bears interest at the rate of twelve percent (12%) per annum.The note bears a beneficial conversion feature given the conversion price of the note is below market price at time of issue. The total discount of $10,000 is to be amortized over the term of the note. During the three and six months ended June 30, 2020, $3,390 and $8,445 respectively, (2019: $nil and $nil respectively) has been amortized to the statement of operations.

Due to the uncertain future term in which the equity line would be utilized, the full value of the convertible note of $50,000 was expensed as a financing cost on the date of issuance of note. During the three and six months ended June 30, 2020, an interest amount of $1,364 and $2,610 (2019: $nil and $nil respectively) has been accrued on the convertible note.

As at June 30, 2020 the convertible promissory note and interest accrued remain unpaid.

On July 23, 2020, the Company issued 1,000,000 shares of common stock pursuant to a settlement agreement for the outstanding convertible note. The common shares were issued in consideration of the outstanding principal amount of the note and accrued interest.

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

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 6,666,667 shares at a price of $0.15 per common share for a total of $1,000,000 gross proceeds. As at June 30, 2020 gross proceeds received are $506,850 and the respective 3,379,000 shares are included in common stock to be issued.

On June 1, 2020, the Company entered into a private placement agreement with a third party for issue of 3,333,333 shares at a price of $0.15 per common share for a total of $500,000 gross proceeds of. As at June 30, 2020 gross proceeds received are $48,378 and the respective 322,520 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the second half of 2020.

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition will be in the form of 1,000,000 common shares of the Company at a value of $0.12 per share and closing of the acquisition is expected to take place during the third quarter of 2020.

On June 24, 2020, the Company announced the acquisition of the short film “Only Minutes” from its creator. Payment for this acquisition will be in the form of 200,000 common shares of the Company at a value of $0.12 per share and closing of the acquisition is expected to take place during the third quarter of 2020.

As at June 30, 2020 and December 31, 2019, the Company has 316,543,317 issued and outstanding common stock (comprising 297,891,880 restricted stock and 18,651,437 unrestricted stock).

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

•10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at June 30, 2020 and December 31, 2019, the Company has 1,000,000 outstanding restricted Preference Stock.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

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

On June 1, 2020, the Company entered into a share subscription agreement for 2,333,333 common shares of the Company at $0.15 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the operating subsidiary.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the second half of 2020.

Management fees for the three and six months ended June 30, 2020 represent charges from directors of $39,781 and $79,129 respectively (2019: $39,562 and $79,078 respectively). Accounts payable as at June 30, 2020 and December 31, 2019 include $264,361 and $211,698, respectively, due to the directors in connection with management fees.

As at June 30, 2020, all loans from related parties remain unpaid.

10. COMMITMENTS

On September 25, 2019, the Company entered into an agreement with a company who is to provide business advisory and consulting services to the Company for $100,000 per month. The initial term of the agreement was for a period beginning October 7, 2019 and ending November 6, 2019. At the end of each month, the contract shall renew for an additional month unless terminated prior to the 1st of that month. Either party may terminate the agreement prior to the expiration of the term upon written notice to the other party. As at June 30, 2020, the contract has not been terminated.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

10. COMMITMENTS (continued)

During the three and six months ended June 30, 2020, the Company incurred $300,000 and $600,000 respectively (2019: $nil and $nil respectively) in business advisory and consulting services costs included in Consulting Expenses. As at June 30, 2020, $755,000 remains unpaid and included in accounts payable.

On May 11, 2020, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be mutually agreed as and when services are provided, and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at June 30, 2020, the contract has not been terminated.

During the three and six months ended June 30, 2020, the Company incurred $616,000 and $616,000 respectively in investor relations costs included in professional fees. As at June 30, 2020, $119,850 remains unpaid and included in accounts payable.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 19, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On July 1, 2020, the Company entered into a private placement agreement for 3,333,334 common shares at $0.15 per share for total proceeds of $500,000.

On July 23, 2020 the Company entered into a settlement agreement for the outstanding convertible note. The total outstanding principal amount and accrued interest thereon would be settled in exchange for 1,000,000 common stock shares. As of August 19, 2020, these shares have been issued.

On July 27, 2020 the Company agreed to acquire all rights and interests to “In The Lair” in exchange for common shares of the company. The transaction is expected to close during the third quarter of 2020. The purchase price is two-hundred thousand common shares.

During July 2020, pursuant to the private placement agreements signed in June and July 2020, the Company received gross proceeds of $440,665. As of August 19, 2020, no shares have yet been issued.

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

Our subsidiary, Fearless Films (Canada), is an independent full-service production company and has been positioning itself to ultimately produce top quality entertainment. We intend to specialize in short film and feature film production in addition to script writing, copywriting, fulfillment and distribution. Because of a lack of adequate funding, we have not realized revenues since our acquisition, but management believes we are in a position to become fully operational with the infusion of new capital. We currently do not have definite plans for securing adequate funding, but are working diligently to be able to fund our operations. Since inception and prior to our acquisition, Fearless Films (Canada) has produced more than ten films and also a pilot for a series, The My Ciccio Show.

During the second fiscal quarter of 2020 we made a number of announcements regarding acquisitions:

On April 23, 2020 we announced that we had confirmed full ownership to all rights, interests and title to The Great Chameleon, a film that had been produced by Fearless Films but whose title was unclear. We had announced on January 6, 2020 that we had agreed to terms to acquire all rights to the film from Victor Altomare, the founder of Fearless; it was discovered during due diligence that all rights had been transferred to Fearless shortly after the film’s production in 2014.

On April 29, 2020 we announced that we had three film scripts that are ready for development into films. We are currently working to secure production partners for at least one of these scripts.

On June 15, 2020 we announced that we had decided to purchase the film The Lunatic from Victor Altomare, the founder and controlling shareholder of Fearless. We require an independent appraisal of the film to confirm the price. This appraisal is expected to take place during the second half of fiscal 2020, if company resources permit.

On June 17, 2020 we announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for our media properties. Payment for this acquisition will be in the form of common shares of the company; closing of the acquisition will take place in during the third quarter of 2020.

On June 24, 2020 we announced that we had acquired the short film Only Minutes from its creator. Our strategy behind these acquisitions is to build our media library and distribution capabilities so as to create a more substantial asset base for the company while we work on developing further productions. Payment for this acquisition will be in the form of common shares of the company; closing of the acquisition will take place in during the third quarter of 2020.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

We did not realize revenues from operations during the three months ended June 30, 2020 and June 30, 2019. We have been working towards developing our business as a provider of video production services to professional video production companies and to develop our own film projects. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended June 30, 2020, total operating expenses were $985,471 compared to $72,962 in the same period in 2019. Operating expenses are reported in three categories. General and administrative expenses were $716 in the three months ended June 30, 2020 compared to $21,272 in the same period one year earlier. Consulting fees were $300,000 in the three months ended June 30, 2020 compared to nil in the three months ended June 30, 2019. The increase was due to a services consulting contract that was signed in Q4 of 2019. Management fees were $39,781 during the three months ended June 30, 2020 versus $39,562 in the three months of ended June 30, 2019, essentially unchanged. Professional fees during the three months ended June 30, 2020 were $644,974, compared to $12,128 in the three months ended June 30, 2019. The increase was due to an investor relations services consulting contract signed in Q2 of 2020.

During the three months ended June 30,2020 we recorded an interest expense of $5,938, compared to an interest expense of $1,940 in the three months ended June 30, 2019. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2020. During the three months ended June 30, 2020, we recorded a gain on exchange of $2,162 compared to a loss of $22,509 in the same three-month period in 2019. The gains are the result of translations as the functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. During the three months ended June 30, 2020 we recorded a debt discount expense of $3,390 to reflect the terms of the Equity Line financing entered into during the fourth quarter of 2019.

As a result of the above, we reported a net loss of $992,637 for the three months ended June 30, 2020 compared to a net loss of $97,411 for the same period in 2019. We recorded a foreign currency translation adjustment loss of $4,737 for the three months ended June 30, 2020 compared to a foreign currency translation gain of $21,268 for the three months ended June 30, 2019. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films

(Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for the three months ended June 30, 2020 was $997,374 ($0.00 per share), compared to a comprehensive loss for the same three months of 2019 of $76,143 ($0.00 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

We did not realize revenues from operations during the six months ended June 30, 2020 and June 30, 2019. During the six months ended June 30, 2020, total operating expenses were $1,373,527 compared to $127,243 in the same period in 2019. Operating expenses are reported in three categories. General and administrative expenses were $2,124 in the six months ended June 30, 2020 compared to $24,866 in the same period one year earlier. Consulting fees were $600,000 in the six months ended June 30, 2020 compared to nil in the six months ended June 30, 2019. The increase was due to a services consulting contract that was signed in Q4 of 2019. Management fees were $79,129 during the six months ended June 30, 2020 versus $79,078 in the six months of ended June 30, 2019, essentially unchanged. Professional fees during the six months ended June 30, 2020 were $692,274, compared to $23,299 in the six months ended June 30, 2019. The increase was due to an investor relations services consulting contract signed in Q2 of 2020.

During the six months ended June 30,2020 we recorded an interest expense of $11,674, compared to an interest expense of $3,390 in the six months ended June 30, 2019. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2020. During the six months ended June 30, 2020, we recorded a gain on exchange of $3,279 compared to a gain of $326 in the same six-month period in 2019. The gains are the result of translations as the functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. During the six months ended June 30, 2020 we recorded a debt discount expense of $8,445 to reflect the terms of the Equity Line financing entered into during the fourth quarter of 2019.

As a result of the above, we reported a net loss of $1,390,367 for the six months ended June 30, 2020 compared to a net loss of $130,307 for the same period in 2019. We recorded a foreign currency translation adjustment loss of $61 for the six months ended June 30, 2020 compared to a foreign currency translation loss of $2,042 for the six months ended June 30, 2019. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for the six months ended June 30, 2020 was $1,390,428 ($0.00 per share), compared to a comprehensive loss for the same six months of 2019 of $132,349 ($0.00 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At June 30, 2020, we had total assets of $13,284, consisting of $5,701 in cash and prepaid expenses of $7,583. At December 31, 2019, we had total assets of $3,779, comprised of $2,779 in cash and $1,000 in prepaid expenses. The increase in prepaid expenses is attributed to prepaid OTCQB annual fees. Total current liabilities at June 30, 2020 were $1,666,752, compared to $822,047 at December 31. 2019. Included in current liabilities are accounts payable that increased from $417,199 at December 31, 2019 to $1,223,486 at June 30, 2020, and loans payable that increased from $339,248 at December 31, 2019 to $366,345 at June 30, 2020. The increase in accounts payable was due to accruals for consulting services that were rendered, but not paid in cash. The increase in loans payable during the first six months of 2020 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $28,000 during the period. Additionally, accrued liabilities increased from $24,045 at December 31, 2019 to $26,921 at June 30, 2020 due to the increase in accrued implied interest.

At June 30, 2020 we had a working capital deficit of $1,653,468 compared to a working capital deficit of $818,268 December 31, 2019. The company has incurred recurring losses from operations and as at June 30, 2020 and December 31, 2019 had an accumulated deficit of $5,499,843 and $4,109,476, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2020. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The company did not issue any equity securities during the second quarter of 2020. Subsequent to the second quarter, on July 23, 2020 we issued 1,000,000 shares of common stock pursuant to a settlement agreement for an outstanding convertible note. The common shares were issued in consideration of the outstanding principal amount of the note and accrued interest. The securities were issued to a single person in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

FEARLESS FILMS, INC.

Date: August 19, 2020	By:	/S/ DENNIS DOS SANTOS
Dennis dos Santos
Chief Executive Officer and Director
(Principal Accounting Officer)