Form 10-Q
period 2020-09-30
FEARLESS FILMS, INC.
filed 2020-11-23
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2020

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

Yes  [X]    No  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

ClassOutstanding as of November 20, 2020

Common Stock, $0.001 par value       322,944,837

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at September 30,2020, related to the unaudited statements of operations and statements of cash flows for the three and nine months ended September 30, 2020 and 2019, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2019 financial statements included in the company’s 10-K Annual Report filed with the SEC on May 29, 2020 and amended June 2, 2020.  Operating results for the period ended September 30, 2020, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2020, or any other subsequent period.

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three and nine months ended September 30, 2020 and 2019

Fearless Films, Inc.

Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

(Expressed in US dollars)

	As at	As at
	September 30,	December 31,
	2020	2019
	$	$
ASSETS

Cash	10,739	2,779
Prepaid expenses	10,919	1,000
Total current assets	21,658	3,779

Intangible Assets [Note 5]	88,400	-
Total assets	110,058	3,779

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 6]	379,841	417,199
Accrued liabilities	29,426	24,045
Loan payable [Note 7]	366,742	339,248
Convertible note payable - net of debt discount [Note 8]	-	41,555
Total current liabilities	776,009	822,047
Total liabilities	776,009	822,047

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at September 30, 2020 and December 31, 2019 respectively [Note 9]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 322,944,835 and 316,543,317 shares issued and outstanding as at September 30, 2020 and December 31, 2019 respectively [Note 9]	322,945	316,543
Common stock to be issued [Note 9]	717,880	-
Additional paid-in-capital	3,308,039	2,576,812
Accumulated other comprehensive income	291,357	396,853
Accumulated deficit	(5,307,172)	(4,109,476)
Total stockholders deficiency	(665,951)	(818,268)
Total liabilities and stockholders deficiency	110,058	3,779

Going Concern [Note 3]
Subsequent events [Note 12]

See accompanying notes

2 | Page

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	$	$	$	$

REVENUE	-	-	-	-

EXPENSES
General and administrative	1,376	9,243	3,500	34,109
Consulting Expenses [Note 11]	200,000	-	800,000	-
Management fees [Note 10]	39,377	39,635	118,506	118,713
Professional fees [Note 11]	574,331	13,441	1,266,605	36,740
Total operating expenses	815,084	62,319	2,188,611	189,562

(Loss) / Gain on settlement of payables [Note 8 & 11]	914,008	-	914,008	-
Interest Expense [Note 7]	(5,021)	(1,940)	(16,695)	(5,330)
Amoritization of debt discount [Note 8]	-	-	(8,445)	-
Exchange (Loss) / Gain	98,768	(1,066)	102,047	(740)
Net (loss) income before income taxes	192,671	(65,325)	(1,197,696)	(195,632)

Income taxes	-	-	-	-
Net (loss) income	192,671	(65,325)	(1,197,696)	(195,632)

Foreign currency translation adjustment	(105,435)	1,142	(105,496)	(900)
Comprehensive (loss) income	87,236	(64,183)	(1,303,192)	(196,532)

(Loss) earnings per share - basic and diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average number of common shares - basic	318,820,870	316,543,317	317,308,043	316,543,317

See accompanying notes

3 | Page

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	comprehensive	deficit
								income
		$		$		$	$	$	$	$
As at December 31, 2018	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	398,489	(3,462,572)	(179,728)

Foreign currency translation	-	-	-	-	-	-	-	(23,310)	-	(23,310)
Net loss for the period	-	-	-	-	-	-	-	-	(32,896)	(32,896)
As at March 31, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	375,179	(3,495,468)	(235,934)

Foreign currency translation	-	-	-	-	-	-	-	21,268	-	21,268
Net loss for the period	-	-	-	-	-	-	-	-	(97,411)	(97,411)
As at June 30, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	396,447	(3,592,879)	(312,077)

Foreign currency translation	-	-	-	-	-	-	-	1,142	-	1,142
Net loss for the period	-	-	-	-	-	-	-	-	(65,325)	(65,325)
As at September 30, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,566,812	397,589	(3,658,204)	(376,260)

Foreign currency translation	-	-	-	-	-	-	-	(736)	-	(736)
Debt Discount - BCF on convertible note payable	-	-	-	-	-	-	10,000	-	-	10,000
Net loss for the period	-	-	-	-	-	-	-	-	(451,272)	(451,272)
As at December 31, 2019	1,000,000	1,000	316,543,317	316,543	-	-	2,576,812	396,853	(4,109,476)	(818,268)

Foreign currency translation	-	-	-	-	-	-	-	4,676	-	4,676
Net loss for the period	-	-	-	-	-	-	-	-	(397,730)	(397,730)
As at March 31, 2020	1,000,000	1,000	316,543,317	316,543	-	-	2,576,812	401,529	(4,507,206)	(1,211,322)

Share Subscription for cash	-	-	-	-	3,701,520	555,228	-	-	-	555,228
Foreign currency translation	-	-	-	-	-	-	-	(4,737)	-	(4,737)
Net loss for the period	-	-	-	-	-	-	-	-	(992,637)	(992,637)
As at June 30, 2020	1,000,000	1,000	316,543,317	316,543	3,701,520	555,228	2,576,812	396,792	(5,499,843)	(1,653,468)

Share Subscription for cash	-	-	3,701,518	3,702	1,084,349	162,652	551,527	-	-	717,881
Shares issued for acquisition of intangible assets	-	-	1,700,000	1,700	-	-	86,700	-	-	88,400
Shares issued for repayment of convertible notes	-	-	1,000,000	1,000	-	-	93,000	-	-	94,000
Foreign currency translation	-	-	-	-	-	-	-	(105,435)	-	(105,435)
Net loss for the period	-	-	-	-	-	-	-	-	192,671	192,671
As at September 30, 2020	1,000,000	1,000	322,944,835	322,945	4,785,869	717,880	3,308,039	291,357	(5,307,172)	(665,951)

See accompanying notes

4 | Page

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2020	2019
	$	$

OPERATING ACTIVITIES
Net (loss) income	(1,197,696)	(195,632)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts and loans payables	(914,008)	-
Amortization of debt discount	8,445	-

Changes in operating assets and liabilities:
Prepaid expenses	(9,946)	16,688
Accounts payable	918,658	115,257
Accrued liabilities	5,763	(1,403)
Cash used in operating activities	(1,188,784)	(65,090)

FINANCING ACTIVITIES
Issue of Shares for cash	1,273,108	-
Proceeds from Loans Payable	28,001	64,103
Cash provided by financing activities	1,301,109	64,103

Net increase (decrease) in cash during the period	112,325	(987)

Effect of foreign currency translation	(104,365)	(1,589)

Cash at beginning	2,779	3,700
Cash at end	10,739	1,124

Non Cash Transactions
Settlement of convertible note through issuance of common shares	50,000	-

Additional cash flow information
Interest paid	-	-
Taxes paid	-	-

See accompanying notes

5 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended September 30, 2020 and 2019 have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2020.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at September 30, 2020 and December 31, 2019, had a working capital deficiency of $754,351 and $818,268, respectively and an accumulated deficit of $5,307,172 and $4,109,476, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

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

6 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

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

7 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the three months ended September 30, 2020, the Company identified certain eliminating adjustments related to the translations and remeasurements of its intercompany accounts that were included in Accumulated Other  Comprehensive Income, but should have been recognized within Comprehensive Income, resulting in a reclassification of $93,974 between Accumulated Other Comprehensive Income and Exchange (Loss)/Gain.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three and nine months ended September 30, 2020, the Company incurred $288 and $940 respectively (2019: $1,042 and $5,066 respectively) in advertising and marketing costs included in General and Administrative costs.

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

8 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

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

Intangible Assets

Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value. The Company considers the intangibles acquired as assets with indefinite life and so not amortized.

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

9 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2020 $	December 31, 2020 $

Rights to an online film marketplace	52,000	-
Rights and interests in Films	20,800	-
Film Scripts	15,600	-

Net carrying value	88,400	-

All intangible assets are considered to be indefinite life assets and not amortized.

10 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

6. ACCOUNTS PAYABLE

As at September 30, 2020, total accounts payable include $268,237 payable to directors of the Company.

7. LOANS PAYABLE

During the nine months ended September 30, 2020, the Company entered into loan agreements with third parties and shareholders and raised in total gross proceeds of $28,001 (September 30, 2019: $64,103).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2020. As at September 30, 2020, accrued liabilities include implied interest on loans payable of $22,799.

8. CONVERTIBLE NOTES PAYABLE

On December 3, 2019 the Company issued a $50,000 convertible promissory note to Crown Bridge Partners, LLC as a commitment fee in connection with an Equity Purchase Agreement as explained in Note 9. The convertible promissory note matures, in six months from date of issue, on June 3, 2020 may not be prepaid, bears interest at the rate of ten percent (10%) per annum, and is convertible at any time by the holder for all or any part of the outstanding principal amount and accrued interest into shares of the Company’s common stock at the conversion price of $0.25 per share. Any outstanding principal amount and accrued interest as at maturity date bears interest at the rate of twelve percent (12%) per annum. The note bears a beneficial conversion feature given the conversion price of the note is below market price at time of issue. The total discount of $10,000 is to be amortized over the term of the note. During the three and six months ended June 30, 2020, $3,390 and $8,445 respectively, (2019: $nil and $nil respectively) has been amortized to the statement of operations.

Due to the uncertain future term in which the equity line would be utilized, the full value of the convertible note of $50,000 was expensed as a financing cost on the date of issuance of note.

On July 23, 2020, the Company issued 1,000,000 shares of common stock pursuant to a settlement agreement for the outstanding convertible note. The common shares were issued in consideration of the outstanding principal amount of the note and accrued interest and fair valued at $94,000 resulting in a loss on settlement of $40,992.

9. STOCKHOLDERS’ DEFICIENCY

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

11 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

9. STOCKHOLDERS’ DEFICIENCY (continued)

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

On December 3, 2019 the Company entered into a $5,000,000 equity purchase agreement with Crown Bridge Partners and this was finalized on December 12, 2019. Under the terms of the agreement, the Company may put to the investor shares of the Company common stock in minimums of $10,000 to maximums of either $175,000 or 200% of the average trading volume, whichever is less. The agreement may be terminated at any time by the Company or when the total commitment of shares is sold by the Company to the investor. As part of the agreement, the Company issued a $50,000 convertible promissory note convertible at $0.25 per share as a commitment fee (Note 8).

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 6,666,667 shares at a price of $0.15 per common share for a total of $1,000,000 gross proceeds. As at September 30, 2020 gross proceeds received are $541,650. As at September 30, 2020, 3,379,000 shares have been issued and 232,000 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2020.

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 1,000,000 common shares of the Company. As at September 30, 2020, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 200,000 common shares of the Company. As at September 30, 2020, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 3,333,333 shares at a price of $0.15 per common share for a total of $500,000 gross proceeds. As at September 30, 2020 gross proceeds received are $297,415 and the respective 1,982,767 shares are included in common stock to be issued.

On July 1, 2020, the Company entered into a private placement agreement with a third party for issue of 3,333,333 shares at a price of $0.15 per common share for a total of $500,000 gross proceeds of. As at September 30, 2020 gross proceeds received are $434,043. As at September 30, 2020, 322,520 shares have been issued and 2,571,102 shares are included in common stock to be issued.

12 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

9. STOCKHOLDERS’ DEFICIENCY (continued)

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 200,000 common shares of the Company. As at September 30, 2020, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company's growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 300,000 common shares of the Company. As at September 30, 2020, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

As at September 30, 2020, the Company has 322,944,835 (December 31, 2019: 316,543,317) shares issued and outstanding common stock (comprising 228,996,031 restricted stock and 93,948,804 unrestricted stock).

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

•10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at September 30, 2020 and December 31, 2019, the Company has 1,000,000 outstanding restricted Preference Stock.

10. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions and balances are as follows:

On April 1, 2017, the Company entered into a consulting agreement with a shareholder. Pursuant to this agreement, the compensation is $8,200 per month and the duration of the of the agreement is open until terminated by either party. These fees are included in the Management Fees. As at September 30, 2020, this agreement is terminated.

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

13 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

10. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

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

On June 1, 2020, the Company entered into a share subscription agreement for 2,333,333 common shares of the Company at $0.15 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the operating subsidiary. As at September 30, 2020 gross proceeds received are $47,000 and 313,333 shares have been issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2020.

Management fees for the three and nine months ended September 30, 2020 represent charges from directors of $39,377 and $118,506 respectively (2019: $39,635 and $118,713 respectively). Accounts payable as at September 30, 2020 and December 31, 2019 include $268,237 and $211,698, respectively, due to the directors in connection with management fees.

As at September 30, 2020, all loans from related parties remain unpaid.

11. COMMITMENTS

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

During the three and nine months ended September 30, 2020, the Company incurred $200,000 and $800,000 respectively (2019: $nil and $nil respectively) in business advisory and consulting services costs included in Consulting Expenses.

On September 15, 2020, the Company entered into a Termination Agreement effective January 31, 2020. Pursuant to the termination agreement, the Company will not be liable to make any payments subsequent to January 31, 2020, all prior payments would be deemed full and final for services under the agreement and any unpaid fees as of January 31, 2020 are deemed satisfied and paid in full, resulting in a gain on settlement of $955,000.

On May 11, 2020, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be mutually agreed as and when services are provided, and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at September 30, 2020, the contract has not been terminated.

14 | Page

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019 (Unaudited)

(Expressed in US dollars)

11. COMMITMENTS (continued)

During the three and nine months ended September 30, 2020, the Company incurred $543,270 and $1,159,270 respectively in investor relations costs included in professional fees. As at September 30, 2020, $30,850 remains unpaid and included in accounts payable.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 23, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On October 14, 2020, the Company announced that together with an established Hollywood film media research company it is in the process of developing a marketing model for the film, YOUNG GANGSTERS OF AMERICA. The completed marketing research will provide the Company the asset value necessary to establish production based on the film's projected budget of USD $30 Million.

The company is negotiating a financial guarantee from an institution enabling funding to be provided by a bank. Completion of marketing model and funding is expected during the final quarter of 2020. Upon funding, the Company will begin initial stage preproduction of the film.

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

15 | Page

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

During the third fiscal quarter of 2020 we made announcements regarding acquisitions:

On July 28, 2020 we announced that we had acquired the short film In The Lair from its creator. Our strategy behind these acquisitions is to build our media library and distribution capabilities so as to create a more substantial asset base for the company while we work on developing further productions. Payment for this acquisition was made in the form of shares and these shares were issued during the third quarter of 2020.

On August 24, 2020 we announced that we had acquired all rights and interests to the script entitled Dead Bounty. This complements the company’s library of completed films by giving the company a pipeline of projects in its intellectual property portfolio.

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

Results of Operations

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

We did not realize revenues from operations during the three months ended September 30, 2020 and September 30, 2019. We have been working towards developing our business as a provider of video production services to professional video production companies and to develop our own film projects. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended September 30, 2020, total operating expenses were $815,084 compared to $62,319 in the same period in 2019. Operating expenses are reported in three categories. General and administrative expenses were $1,376 in the three months ended September 30, 2020 compared to $9,243 in the same period one year earlier. Consulting fees were $200,000 in the three months ended September 30, 2020 compared to nil in the three months ended September 30, 2019. The increase was due to a services consulting contract that was signed in Q4 of 2019. Management fees were $39,377 during the three months ended September 30, 2020 versus $39,635 in the three months of ended September 30, 2019, essentially unchanged. Professional fees during the three months ended September 30, 2020 were $574,331, compared to $13,441 in the three months ended September 30, 2019. The increase was due to an investor relations services consulting contract signed in Q2 of 2020.

During the three months ended September 30,2020 we recorded an interest expense of $5,021, compared to an interest expense of $1,940 in the three months ended September 30, 2019. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2020.

During the three months ended September 30, 2020, we recorded a gain on exchange of $98,768 compared to a loss of $1,066 in the same three-month period in 2019. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

On September 15, 2020, we entered into a Termination Agreement, whereby the Company would not be liable for any payments subsequent to January 31, 2020 under a business advisory and consulting agreement. The Termination Agreement also provided that all prior payments would be deemed full and final for services provided and any unpaid fees as of January 31, 2020 are deemed satisfied and paid in full. As a result of effecting the Termination Agreement, we reported a gain on settlement of payables of $955,000 for Q3 of 2020. On July 23, 2020, the Company issued 1,000,000 shares of common stock pursuant to a settlement agreement for the outstanding convertible note. The common shares were issued in consideration of the outstanding principal amount of the note and accrued interest and fair valued at $94,000 resulting in a loss on settlement of $40,992. The result of these we reported a net Gain/(Loss) on settlement of payables of $914,008.

As a result of the above, we reported a net income of $192,671 for the three months ended September 30, 2020 compared to a net loss of $65,325 for the same period in 2019. The net income in Q3 is primarily attributed to the gain on settlement of payables during the quarter. We recorded a foreign currency translation adjustment loss of $105,435 for the three months ended September 30, 2020 compared to a foreign currency translation gain of $1,142 for the three months ended September 30, 2019. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Thus, after the foreign currency translation adjustment, our comprehensive income for the three months ended September 30, 2020 was $87,236 ($0.00 per share), compared to a comprehensive loss for the same three months of 2019 of $64,183 ($0.00 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

We did not realize revenues from operations during the nine months ended September 30, 2020 and September 30, 2019. During the nine months ended September 30, 2020, total operating expenses were $2,188,611 compared to $189,562 in the same nine-month period in 2019. Operating expenses are reported in three categories. General and administrative expenses were $3,500 in the nine months ended September 30, 2020 compared to $34,109 in the same period one year earlier. Consulting fees were $800,000 in the nine months ended September 30, 2020 compared to nil in the nine months ended September 30, 2019. The increase was due to a services consulting contract that was signed in Q4 of 2019. Management fees were $118,506 during the nine months ended September 30, 2020 versus $118,713 in the nine months of ended September 30, 2019, essentially unchanged. Professional fees during the nine months ended September 30, 2020 were $1,266,605, compared to $36,740 in the nine months ended September 30, 2019. The increase was due to an investor relations services consulting contract signed in Q2 of 2020.

During the nine months ended September 30,2020 we recorded an interest expense of $16,695, compared to an interest expense of $5,330 in the nine months ended September 30, 2019. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2020. During the nine months ended September 30, 2020, we recorded a gain on exchange of $102,047 compared to a loss of $740 in the same nine-month period in 2019. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar.

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

During the nine months ended September 30, 2020 we recorded a debt discount expense of $8,445 to reflect the terms of the Equity Line financing entered into during the fourth quarter of 2019. On December 23, 2019 the Company entered into an Equity Purchase Agreement with Crown Bridge Partners, LLC. This agreement is explained in  Notes 8 and 9 of our financial statements.

As a result of the above, we reported a net loss of $1,197,696 for the nine months ended September 30, 2020 compared to a net loss of $195,632 for the same nine-month period in 2019. The net loss for the nine months ended September 30, 2020 was partially offset by the $914,008 gain on settlement of payables reported in Q3 of 2020.

We recorded a foreign currency translation adjustment loss of $105,496 for the nine months ended September 30, 2020 compared to a foreign currency translation loss of $900 for the nine months ended September 30, 2019. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Thus, after the foreign currency translation adjustment, our comprehensive loss for the nine months ended September 30, 2020 was $1,303,192 ($0.00 per share), compared to a comprehensive loss for the same nine months of 2019 of $196,532 ($0.00 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At September 30, 2020, we had total assets of $110,058, consisting of $10,739 in cash, prepaid expenses of $10,919 and intangible assets of $88,400. At December 31, 2019, we had total assets of $3,779, comprised of $2,779 in cash and $1,000 in prepaid expenses. The increase in prepaid expenses is attributed to prepaid OTCQB annual fees. The increase in intangible assets reflects the purchase price of Films, scripts and the FilmOla website  purchased during the first nine months of 2020.  Total current liabilities at September 30, 2020 were $776,009, compared to $822,047 at December 31. 2019. Included in current liabilities are accounts payable that decreased from $417,199 at December 31, 2019 to $379,841 at September 30, 2020, and loans payable that increased from $339,248 at December 31, 2019 to $366,742 at September 30, 2020. The decrease in accounts payable was due to accruals for consulting services that were settled during Q3 of 2020. The increase in loans payable during the first nine months of 2020 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $28,000 during the period. Additionally, accrued liabilities increased from $24,045 at December 31, 2019 to $29,426 at September 30, 2020 due to the increase in accrued implied interest.

At September 30, 2020 we had a working capital deficit of $754,351 compared to a working capital deficit of $818,268 December 31, 2019. The company has incurred recurring losses from operations and as at September 30, 2020 and December 31, 2019 had an accumulated deficit of $5,307,172 and $4,109,476, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2020. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2020 the company issued 6,401,520 Common shares. Of these, 3,701,520 were issued for cash at $0.15 per share, 1,700,000 were issued as payment for intangible assets acquired and 1,000,000 shares of common stock pursuant to a settlement agreement for an outstanding convertible note. The Use of Proceeds for the cash consideration is general corporate purposes. The intangible assets included the acquisition of the website FilmOla.com, the films Only Minutes, and In the Lair, and the movie script Dead Bounty The securities were issued to persons in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

FEARLESS FILMS, INC.

Date: November 23, 2020	By:	/S/ VICTOR ALTOMARE
Victor Altomare
Interim Chief Executive Officer and Director
(Interim Principal Accounting Officer)