Form 10-K
period 2020-12-31
FEARLESS FILMS, INC.
filed 2021-04-15
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   ☒Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

   ☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No [ X ]

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $9,000,000 based upon the closing price of the registrant's common stock of $1.00 per share as reported on OTCPink on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers, directors and certain other stockholders; such exclusion shall not be deemed an admission that any such person is an "affiliate" of the registrant for other purposes.)

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of April 13, 2021 was 33,895,157.

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

Our principal executive offices are located at 467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9 Canada and our telephone number is (888) 928-0184. Our website address is http://fearless.film.

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

On December 8, 2020, we effected a reverse stock split of its issued and outstanding shares of common stock on a one share for 10 shares (1:10) basis. The reverse stock split was approved on October 26, 2020 unanimously by our Board of Directors and by a majority of our common stock voting power. All references to our common stock hereafter shall reflect the one for ten shares reverse stock split, unless otherwise noted.

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

Description of Products and Services

Fearless Films (Canada) offers itself as a full-service video production provider. Services include production elements such as creative brief, script writing, talent acquisition, voice overs, soundtracks and graphical animation. Our primary markets for services are directors, writers, and those in need of post-production and distribution / fulfillment. We intend to rely on Victor Altomare to oversee these services due to his extensive industry experience and technical and creative expertise. Many of these tasks will be carried out by consultants and contract specialists.

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

●Expertise of management

●Flexibility

●Value in pricing

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

Item 2.Properties.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is presently quoted on the OTCPink under the trading symbol "FERL", although there has not been a continuous, active trading market for the shares. The most recent reported trade by the OTCPink was on April 14, 2021 at a price of $0.1748 per share.

Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC for the past two fiscal years ended December 31, 2020 and 2019 and the second quarter of 2021 through April 9, 2021. Stock prices have been adjusted for the one share for ten share reverse stock split effected December 8, 2020.

	High	Low
Fiscal year ending December 31, 2021
First Quarter	$0.22	$0.10
Second Quarter (through April 9, 2021)	$0.19	$0.17
Fiscal year ended December 31, 2020
First Quarter	$3.85	$0.43
Second Quarter	$2.40	$0.15
Third Quarter	$1.30	$0.32
Fourth Quarter	$0.55	$0.10
Fiscal year ended December 31, 2019
First Quarter	$6.00	$5.00
Second Quarter	$32.80	$5.00
Third Quarter	$6.80	$3.90
Fourth Quarter	$7.00	$1.20

As of April 14, 2021, there were approximately 121 stockholders of record of our common stock, which does not consider those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during fiscal year ended December 31, 2020.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The recent share issuances listed below are in pre-split amounts and do not reflect the one share for ten shares reverse stock split effected on December 8, 2020.

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 6,666,667 shares (666,667 shares post reverse split) at a price of $0.15 per common share for a total of $1,000,000 gross proceeds. As at December 31, 2020 gross proceeds received are $627,923. As at December 31, 2020, 3,379,000 shares (337,900 shares post reverse split) have been issued and 807,154 shares (80,715 shares post reverse split) are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2021.

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 1,000,000 common shares (100,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 200,000 common shares (20,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 3,333,333 shares (333,333 shares post reverse split) at a price of $0.15 per common share for a total of $500,000 gross proceeds. As at December 31, 2020 gross proceeds received are $371,615 and the respective 2,477,433 shares (247,743 shares post reverse split) are included in common stock to be issued.

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 200,000 common shares (20,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company's growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 300,000 common shares (30,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

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

As at December 31, 2020, the Company has 32,295,157 (December 31, 2019: 31,655,005) shares issued and outstanding common stock (comprising 22,899,680 restricted stock and 9,395,477 unrestricted stock).

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange nor the NASDAQ Stock Market in the foreseeable future. Therefore, our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is a penny stock unless that security is:

●Registered and traded on a national securities exchange meeting specified criterion set by the SEC;

●authorized for quotation on the NASDAQ Stock Market;

●issued by a registered investment company;

●excluded from the definition based on price (at least $5.00 per share) or the issuer's net tangible assets; or

●exempted from the definition by the SEC.

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

Rule 144

A total of 22,400,419 shares of our common stock presently outstanding and not registered for resale under the registration statement effective as of February 11, 2020, are deemed to be "restricted securities" as defined by Rule 144 promulgated by the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are required to be aggregated), including a person who may be deemed an “affiliate” of a company of a company filing reports under the Exchange Act, who has beneficially owned restricted securities for at least six months may sell, within any three-month period, a number of shares that does not exceed the greater of:

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

Item 6.  Selected Financial Data.

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

Results of Operations

For the year ended December 31, 2020 compared to the year ended December 31, 2019.

We did not realize revenues from operations during the years ended December 31, 2020 and December 31, 2019. While developing our business as a provider of video production services to professional video production companies, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. During 2021 we hope to secure financing that will enable us to complete existing projects and develop marketing plans.

During the year ended December 31, 2020, total operating expenses were $2,317,276 compared to $583,974 in 2019. Operating expenses are reported in the following categories. General and administrative expenses were $4.440 in 2020 compared to $37,848 in 2019. This $33,408 decrease (88%) in 2020 was attributed to a decrease in screen writing and related work fees. Management fees were $133,690 in 2020 compared to $158,346 in 2019, an decrease of $24,656 (16%), attributed to the effect of new management contracts entered into in 2020. Professional fees during 2020 were $1,379,146, compared to $87,780 in 2019, an increase of $1,291,366 (1,471%) that is primarily due to expenses of $1,168,378 for investor relations activities during 2020.. Stock based compensation was nil for 2020 compared to $nil in 2019,. Additionally, during 2020 we recorded consulting expenses of $800,000 compared to $300,000 in 2019  related to an investor relations consulting agreement that was entered into during 2019 and terminated in 2020.

During 2020 we recorded a net gain 914,008 gain for settlement of debt, compare to nil in 2019. In September of 2020 the Company entered into a Termination Agreement effective January 31, 2020. under which amounts owing under the Agreement were waived, resulting in a gain on settlement  of $955,000, as explained in Note 10 of the financial statements. Also during 2020 we recorded an interest expense of $20,910, compared to $9,510 in 2019. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of December 31, 2020 and 10% per annum on all notes payable. Further, in 2019 we recorded a loss on exchange of $224,714 compared to a loss on of $1,865 in 2018. The loss is the result of translations as the functional currency of our parent company is United States dollars and the functional currency of our subsidiary is Canadian dollars. We also incurred a financing cost of $50,000 in 2019, which is evidenced by a convertible promissory note issued to Crown Bridge Partners as a commitment fee related to the Equity Purchase Agreement entered into during 2019. This note also has a discount of $10,000 at the time of issuance which is being amortized over the term of the note. During the year ended December 31, 2020, $8,445 of discount has been amortized compared to $1,555 in 2019.

As a result of the above, we reported a net loss of $1,207,909 for 2020 compared to a net loss of $646,904 for 2019. We recorded a foreign currency translation adjustment gain of $230,186 for 2020 compared to a foreign currency translation loss of $1,865 for 2019. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for 2020 was $1,207,909 ($0.04 per share), compared to a comprehensive loss for 2019 of $648,540 ($0.02 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At fiscal year ended December 31, 2020 compared to fiscal year ended December 31, 2019.

At December 31, 2020, we had total assets of $135,419 consisting of $39,036 in cash and prepaid expenses of $7,983. At December 31, 2019, we had total assets of $3,779, comprised of $2,779 in cash and $1,000 in prepaid expenses. The increase in cash during fiscal 2020 is due to funds raised from stock issuances and notes payable less payments made against current liabilities. The increase in prepaid expenses during fiscal 2020 is attributed to early payments against costs of being a public company. Total current liabilities at December 31, 2020 were $775,801, compared to $822,047 at December 31. 2019. Included in current liabilities are accounts payable that decreased from $417,199 at December 31, 2019 to $357,971 at December 31, 2020, and loans payable that increased from $339,248 at December 31, 2019 to $367,635 at December 31, 2020. Convertible notes – net of discount decreased by $41,555 to nil as at December 31, 2020. The decrease in accounts payable was due to the timing of accruals for services that were rendered, but not fully paid in cash. The increase in loans payable during the fiscal 2020 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $28,000 during 2020 ($248,103 during 2019). Additionally, accrued liabilities increased from $24,045 at December 31, 2019 to $50,195 at December 31, 2020 and notes payable decreased due to settlement of a note payable during the year

At December 31, 2020 we had a working capital deficit of $640,382 compared to a working capital deficit of $818,268 at December 31, 2019. The company has incurred recurring losses from operations and as at December 31, 2020 and December 31, 2019 had an accumulated deficit of $5,317,385 and $4,109,476, respectively. We continue to seek additional funding, most likely through the Equity Line, the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding other than the Equity Line.

As of December 31, 2020, we did not have sufficient cash to fund our operations for the next twelve months.

Our capital requirements going forward will consist of financing operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed ongoing operating expenses.  Except for the Equity Line, we do not have any credit agreement or source of liquidity immediately available to us.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $5,317,385 as of December 31, 2020.  This loss carry-forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended December 31, 2020 and 2019 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no revenues.

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

Based upon the trading price of our common stock as of January 30, 2020, we would have issued an aggregate of 33,333,334 pre-split shares of common stock under the Equity Line if the entire $5,000,000 amount of potential shares issuable to Crown Bridge Partners had been drawn. Such shares would represent approximately 10.5% of our outstanding common stock as of January 30, 2020, resulting in significant ownership dilution to our existing common stock stockholders.

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

The note bears an original discount of $10,000 to be amortized over the term of the note. During the year ended December 31, 2019, $1,555 has been amortized and during the year ended December 31,2020 $8,445 has been amortized to the statement of operations. On July 23, 2020, the Company issued 1,000,000 pre-split shares of common stock pursuant to a settlement agreement for the outstanding convertible note.

Availability of Additional Funds

Our capital requirements going forward will consist of financing operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed ongoing operating expenses.  Except for the Equity Line, we do not have any credit agreement or source of liquidity immediately available to us.

Historically, our operations have primarily been funded through proceeds from existing stockholders in exchange for equity and debt. At December 31, 2020, we had a cash balance of $39,036. There are no commitments in place, other than the Equity Line, for new financing as of the date of this report and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to fund operations plus new film projects. To that end, we may be required to raise additional funds through other equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities; or (d) seek protection from creditors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9A. Controls and Procedures.

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

As of the end of the fiscal year covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of December 31,2020, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2020. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of our present directors and executive officers.

Name	Age	Position
Victor Altomare	53	Chief Executive Officer, Chairman of Board of Directors and Director, President of Fearless Films Inc. (Canada)

Robert Davi	69	Director

Eugene Gelsomino	39	Director

Goran Kalezic	58	Director

On September 27, 2020, our Board of Directors accepted the resignation of Dennis dos Santos as a director, President, CEO and Chairman of the Board. Mr. dos Santos also resigned as the Company’s Interim Chief Financial Officer and Acting Principal Accounting Officer and all positions held in our Canadian subsidiary, Fearless Films (Canada). Additionally, the Board accepted the resignation of Ann Gerard as a Fearless Films director. Eugene Gelsomino, an incumbent director, retained his position as a director.

Also on September 27, 2020, three new directors were appointed to the Board of Directors: Victor Altomare, Robert Davi and Goran Kalezic. Mr. Altomare was appointed to serve as our new President and CEO, and Interim Chief Financial Officer and Acting Principal Accounting Officer.

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

Robert Davi is an award-winning actor, screenwriter, director, producer and jazz vocalist with over 140 film and TV credits. From his portrayal of the opera singing baddie in The Goonies and one of the most popular James Bond villains, Franz Sanchez in License to Kill, to FBI Special Agent Big Johnson in Die Hardor Al Torres in Showgirls, to most recently Leo Marks in The Iceman, Robert Davi is one of the film industry's most recognized tough guys. He has also starred on the small screen in hit shows like Profiler, Stargate Atlantis, Criminal Minds and CSI. He is also a top vocalist in interpreting the Great American Songbook, playing to sold-out audiences at venues like the Venetian in Las Vegas as a headliner, the Harry Chapin Theater in East Meadow, Long Island and the Orleans in Las Vegas. His debut album, Davi Sings Sinatra -On the Road to Romance, produced by Phil Ramone rose to number six for several weeks on Billboard's Jazz Charts.

Goran Kalezic was a co-founder of Fearless Films (Canada) and is a writer and director, known for The Great Chameleon(2012) –recognized as a revolutionary comedy on major digital platforms, The Bartender(2005) –voted audience favorite at Indyfest ,Bag the Wolf(2000) –played nationwide on primetime networks, and Only Minutes (1998) –Finalist at the Hollywood Film Festival. He is also the author of Dostoevsky's Anarchists: A Screenplay Adaptation of Dostoevsky's Demons(2018).

Eugene Gelsomino has been a Director of Fearless Films since January of 2018. Since 2016 he has acted as managing partner at Church Aperitivo Bar on Queen St W in Toronto, Ontario. Mr. Gelsomino's main focus is on creating partnerships and marketing strategies to generate and drive business as well as to facilitate the booking of private and corporate functions. From 2013 to the present, he has been co-producer with Fearless Films, responsible for ensuring that projects stay on their production schedules and within budget. He is also responsible for post-production efforts including arranging and selling film distribution rights

Committees of the Board of Directors

Mr. Davi, Mr. Kalezic. and Mr. Gelsomino are deemed to be independent directors. Currently we do not have any standing committees of the board of directors. Until formal committees are established, our board of directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

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

Item 11.Executive Compensation.

The following represents the annual executive compensation through the company's past 3 years ended December 31, 2020 for (i) Dennis dos Santos, the company’s former President and CEO; and (ii) Victor Altomare, President and CEO

Summary Compensation Table for 2020

Name and principal position	Year	Salary	Bonus Awards	Stock Awards	All other compensation	Total

Victor Altomare, (PEO) CEO and President of subsidiary, Fearless Films, Inc. (Canada)(2)	2020 2019 2018	$ 43,496 $ 38,235 $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ 16,504 $ 21,765 $ -0-	$ 60,000 $ 60,000 $ -0-

Dennis dos Santos, Former CEO	2020 2019 2018	$ -0- $ 16,600 $ 22,980	$ -0- $ -0- $ -0-	$ -0- $ -0- $ 21,000(1)	$ 73,800(3) $ 81,800(3) $ 75,420(3)	$ 73,800 $ 98,400 $119,400

(1)On September 21, 2018, the board of directors authorized the issuance of 3,000,000 pre-split shares (300,000 shares post reverse split) of common stock to Dennis dos Santos as past compensation for his services on the board and as CEO. The shares were valued at $21,000 and were subsequently certificated and issued.

(2)Victor Altomare serves as CEO of our subsidiary, Fearless Films, Inc. Mr. Altomare has not taken a salary or been otherwise compensated in the past, but he has entered into a consulting agreement, effective as of January 1, 2019, that will pay him $5,000 per month and reimburse him for out-of-pocket business expenses.

(3)The amount shown as other compensation is the difference between the contracted amount due to Mr. dos Santos and cash payments made by the company, which has been accrued as accounts payable.

The following table represents compensation to company directors during the years ended December 31, 2020, 2019 and 2018. Mr. Altomare’s (4) compensation as a director and CEO is depicted in the table above. Mr. dos Santos’s compensation as former Director and CEO is depicted in the table above. MR. dos Santos resigned as director and CEO effective September 27, 2020.

Directors Compensation Table for 2020

Name	Year Reported	Salary	Stock Awards	Total Compensation
Robert Davi (3)	2020	0	0	0

Goran Kalezic(3)	2020	0	0	0

Ann Gerard (2)	2020	$ -0-	$ -0-	$ -0-
	2019	$ -0-	$ -0-	$ -0-
	2018	$ -0-	$ 1,050(1)	$ 1,050

Eugene Gelsomino	2020	$ -0-	$ -0-	$ -0-
	2019	$ -0-	$ -0-	$ -0-
	2018	$ -0-	$ 1,050(1)	$ 1,050

(1)On September 21, 2018, the board of directors authorized 150,000 pre-split shares (15,000 post reverse split) of common stock to each of the two directors depicted above for their services as serving as directors on the board of directors. The shares were valued at $0.007 per share.

(2)Ann Gerard resigned as a Director effective September 27, 2020.

(3)Robert Davi and Goran Kalezic became directors on September 27, 2020.

(4)Victor Altomare became a director on September 27, 2020.

Employment Agreements

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

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Directors and Officers

Victor Altomare (4)	31,093,420	97.54%
Eugene Gelsomino	15,000	0.05%
Robert Davi	20	0.05%
Goran Kalezic	70,000	0.20%
All directors and officers (4)as a group (4 persons)	21,178,440	66.48%

Other Beneficial Owners

Domenic DeMaria	2,200,004	6.90%

(1)Unless otherwise indicated, the address for each person listed above is c/o Fearless Films, Inc., 467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9 Canada.

(2)Unless otherwise indicated, we have been advised that each person named above is the beneficially owner and has voting power over the shares indicated.

(3)Percentage ownership is based on 31,876,167shares of common stock outstanding as of April 9, 2021.

(4)The share amount for Mr. Altomare includes 10,000,000 shares of common stock that are issuable upon conversion of 1,000,000 shares of Series "A" Preferred Stock owned by Mr. Altomare, whereby each Preferred share is convertible into ten shares of common stock. Each share of Series "A" Preferred Stock also includes super voting rights whereby, Mr. Altomare is entitled to 100 votes over that of each common share on any issue subject to a vote of common stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

On September 21, 2018, the company entered into an agreement with Victor Altomare, President of Fearless Films (Canada), whereby Mr. Altomare converted $1,133,949.80 in debt owed him by the company into 161,992,828 pre-split shares of common stock. The debt has accumulated since November 2014 and carried no interest.

Item 14.Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our current independent registered public accounting firm Fruci & Associates II, PLLC:

	2020	2019
Audit fees	$15,000	$ 12,000
Interim Reviews	10,750	8,500
Tax fees	-	-
All other fees	1,900	750

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

PART  IV

Item 15.Exhibits, Financial Statement Schedules

(a)Exhibits

Exhibit No.	Exhibit Name
3.1(1)	Articles of Incorporation (Nevada)
3.2(1)	Amendments to Articles of Incorporation
3.3(1)	Bylaws
3.4(1)	Instrument defining security holder rights – Specimen Stock Certificate
10.1(2)	Consulting Agreement with CEO
10.2(3)	Consulting Agreement with Victor Altomare
10.3(4)	Equity Purchase Agreement with Crown Bridge Partners, LLC
10.4(4)	Registration Rights Agreement with Crown Bridge Partners, LLC
23.1	Consent of Auditor
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

Fearless Films, Inc.

By:	/S/ VICTOR ALTOMARE
Victor Altomare
Chief Executive Officer
Dated: April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VICTOR ALTOMARE	Director	April 15, 2021
Victor Altomare

/S/ ROBERT DAVI	Director	April 15, 2021
Robert Davi

/S/ GORAN KALEZIC	Director	April 15, 2021
Goran Kalezic

/S/ EUGENE GELSOMINO	Director	April 15, 2020
Eugene Gelsomino

Consolidated Financial Statements

Fearless Films, Inc.

For the years ended December 31, 2020 and 2019

Fearless Films, Inc.

Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fearless Films, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fearless Films, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations and has a large working capital deficiency and accumulated deficit as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2019. Spokane, Washington
April 15, 2021

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at December 31, 2020 $	As at December 31, 2019 $
ASSETS

Cash	39,036	2,779
Prepaid expenses	7,983	1,000
Total current assets	47,019	3,779

Intangible Assets [Note 5]	88,400	-
Total assets	135,419	3,779

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 6]	357,971	417,199
Accrued liabilities	50,195	24,045
Loan payable [Note 7]	367,635	339,248
Convertible note payable - net of debt discount [Note 8]	-	41,555
Total current liabilities	775,801	822,047
Total liabilities	775,801	822,047

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at December 31, 2020 and December 31, 2019 respectively [Note 9]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 32,295,157 and 31,655,005 shares issued and outstanding as at December 31, 2020 and December 31, 2019 respectively [Note 9]	32,295	31,655
Common stock to be issued [Note 9]	878,353	-
Additional paid-in-capital	3,598,688	2,861,700
Accumulated other comprehensive income	166,667	396,853
Accumulated deficit	(5,317,385)	(4,109,476)
Total stockholders deficiency	(640,382)	(818,268)
Total liabilities and stockholders deficiency	135,419	3,779

Going Concern [Note 3]

Subsequent events [Note 12]

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US dollars)

	Year ended December 31, 2020	Year ended December 31, 2019
	$	$
REVENUE	-	-

EXPENSES
General and administrative	4,440	37,848
Consulting Expenses [Note 11]	800,000	300,000
Management fees [Note 10]	133,690	158,346
Professional fees [Note 11]	1,379,146	87,780
Total operating expenses	2,317,276	583,974

(Loss) / Gain on settlement of payables [Note 8 & 11]	914,008	-
Interest Expense [Note 7]	(20,910)	(9,510)
Amoritization of debt discount [Note 8]	(8,445)	(1,555)
Financing Cost [Note 7]	-	(50,000)
Exchange (Loss) / Gain	224,714	(1,865)
Net (loss) income before income taxes	(1,207,909)	(646,904)

Income taxes	-	-
Net (loss) income	(1,207,909)	(646,904)

Foreign currency translation adjustment	(230,186)	(1,636)
Comprehensive (loss) income	(1,438,095)	(648,540)

(Loss) earnings per share – basic and diluted	(0.04)	(0.02)

Weighted average number of common shares – basic and diluted	31,873,167	31,655,005

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additonal	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	compreshensive	deficit
								income
		$		$		$	$	$	$	$
As at December 31, 2018	1,000,000	1,000	31,655,005	31,655	-	-	2,851,700	398,489	(3,462,572)	(179,728)

Foreign currency translation	-	-	-	-	-	-	-	(1,636)	-	(1,636)

Debt Discount - BCF on convertible note payable	-	-	-	-	-	-	10,000	-	-	10,000

Net loss for the period	-	-	-	-	-	-	-	-	(646,904)	(646,904)
As at December 31, 2019	1,000,000	1,000	31,655,005	31,655	-	-	2,861,700	396,853	(4,109,476)	(818,268)

Share Subscription for cash	-	-	370,152	370	585,569	878,353	554,858	-	-	1,433,581
Shares issued for acquisition of intangible assets	-	-	170,000	170	-	-	88,230	-	-	88,400
Shares issued for repayment of convertible notes	-	-	100,000	100	-	-	93,900	-	-	94,000
Foreign currency translation	-	-	-	-	-	-	-	(230,186)	-	(230,186)
Net loss for the period	-	-	-	-	-	-	-	-	(1,207,909)	(1,207,909)
As at December 31, 2020	1,000,000	1,000	32,295,157	32,295	585,569	878,353	3,598,688	166,667	(5,317,385)	(640,382)

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year ended December 31, 2020 $	Year ended December 31 2019 $

OPERATING ACTIVITIES
Net (loss) income	(1,207,909)	(646,904)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts and loans payables	(914,008)	-
Amortization of debt discount	8,445	1,555
Financing Cost	-	50,000

Changes in operating assets and liabilities:
Prepaid expenses	(6,963)	19,729
Accounts payable	894,994	315,702
Accrued liabilities	25,858	11,943
Cash used in operating activities	(1,199,583)	(247,975)

FINANCING ACTIVITIES
Issue of Shares for cash	1,433,581	-
Proceeds from Loans Payable	28,000	248,103
Cash provided by financing activities	1,461,581	248,103

Net increase (decrease) in cash during the period	261,998	128

Effect of foreign currency translation	(225,741)	(1,049)

Cash at beginning	2,779	3,700
Cash at end	39,036	2,779

Non Cash Transactions
Settlement of convertible note through issuance of common shares	50,000	50,000

Additional cash flow information
Interest paid	-	-
Taxes paid	-	-

See accompanying notes

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
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

On October 26, 2020 the Company approved a reverse stock split of its issued and outstanding shares of common stock on a one share for 10 shares (1:10) basis. The reverse stock split was effected on December 8, 2020 with no change in par value. As a result of reverse stock split, the issued and outstanding common stock shares decreased to 32,295,157.

2. BASIS OF PRESENTATION, MEASUREMENT AND CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the years ended December 31, 2020 and 2019 have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at December 31, 2020 and December 31, 2019 and had a working capital deficiency of $728,782 and $818,268 respectively and an accumulated deficit of $5,317,385 and $4,109,476, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

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
For the years ended December 31, 2020 and 2019
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
For the years ended December 31, 2020 and 2019
(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2020 and December 31, 2019, the Company incurred $1,325 and $5,573 respectively in advertising and marketing costs included in General and Administrative costs.

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

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2020 $	December 31, 2019 $

Rights to an online film marketplace	52,000	-
Rights and interests in Films	20,800	-
Film Scripts	15,600	-
Net carrying value	88,400	-

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
(Expressed in US dollars)

5. INTANGIBLE ASSETS (continued)

All intangible assets are considered to be indefinite life assets and not amortized.

6. ACCOUNTS PAYABLE

As at December 31, 2020, total accounts payable include $16,504 payable to directors of the Company.

7. LOANS PAYABLE

During the year ended December 31, 2020, the Company entered into loan agreements with third parties and shareholders and raised in total gross proceeds of $28,000 (December 31, 2019: $248,103).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of December 31, 2020.

As at December 31, 2020, accrued liabilities include implied interest on loans payable of $27,411.

8. CONVERTIBLE NOTES PAYABLE

On December 3, 2019 the Company issued a $50,000 convertible promissory note to Crown Bridge Partners, LLC as a commitment fee in connection with an Equity Purchase Agreement as explained in Note 9. The convertible promissory note matures, in six months from date of issue, on June 3, 2020 may not be prepaid, bears interest at the rate of ten percent (10%) per annum, and is convertible at any time by the holder for all or any part of the outstanding principal amount and accrued interest into shares of the Company’s common stock at the conversion price of $0.25 per share. Any outstanding principal amount and accrued interest as at maturity date bears interest at the rate of twelve percent (12%) per annum. The note bears a beneficial conversion feature given the conversion price of the note is below market price at time of issue. The total discount of $10,000 is to be amortized over the term of the note. During the year ended December 31, 2020, $8,445 (2019: $nil) has been amortized to the statement of operations.

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

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
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

As explained in Note 1 to the consolidated financial statements, on October 26, 2020, the Board of Directors and stockholders of the Company approved a Certificate of Amendment to its Articles of Incorporation for a 1:10 Reverse split of its Common Stock with shares rounded up to the nearest whole number. The Reverse split solely effected the issued and outstanding Common Stock and did not have any effect on the Authorized Common Stock. As a result of the Reverse split, the issued and outstanding Common Stock of the Company decreased from 322,944,837 shares prior to the Reverse split to 32,295,157 shares following the Reverse split and $290,649 was reclassified from Common Stock to Additional Paid-In Capital.

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

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 6,666,667 shares (666,667 shares post reverse split) at a price of $0.15 per common share for a total of $1,000,000 gross proceeds. As at December 31, 2020 gross proceeds received are $627,923. As at December 31, 2020, 3,379,000 shares (337,900 shares post reverse split) have been issued and 807,154 shares (80,715 shares post reverse split) are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2021.

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 1,000,000 common shares (100,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 200,000 common shares (20,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 3,333,333 shares (333,333 shares post reverse split) at a price of $0.15 per common share for a total of $500,000 gross proceeds. As at December 31, 2020 gross proceeds received are $371,615 and the respective 2,477,433 shares (247,743 shares post reverse split) are included in common stock to be issued.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
(Expressed in US dollars)

9. STOCKHOLDERS’ DEFICIENCY (continued)

On July 1, 2020, the Company entered into a private placement agreement with a third party for issue of 3,333,333 shares (333,333 shares post reverse split) at a price of $0.15 per common share for a total of $500,000 gross proceeds of. As at December 31, 2020 gross proceeds received are $434,043. As at December 31, 2020, 322,520 shares (32,252 shares post reverse split) have been issued and 2,571,102 shares (257,110 shares post reverse split) are included in common stock to be issued.

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 200,000 common shares (20,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company's growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 300,000 common shares (30,000 shares post reverse split) of the Company. As at December 31, 2020, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

As at December 31, 2020, the Company has 32,295,157 (December 31, 2019: 31,655,005) shares issued and outstanding common stock (comprising 22,899,680 restricted stock and 9,395,477 unrestricted stock).

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

•10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at December 31, 2020 and December 31, 2019, the Company has 1,000,000 outstanding restricted Preference Stock.

10. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s transactions with related parties were carried out on normal commercial terms and in the course of the Company’s business. Other than those disclosed elsewhere in the financial statements, the related party transactions and balances are as follows:

On April 1, 2017, the Company entered into a consulting agreement with a shareholder. Pursuant to this agreement, the compensation is $8,200 per month and the duration of the of the agreement is open until terminated by either party. These fees are included in the Management Fees. As at December 31, 2020, this agreement is terminated.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
(Expressed in US dollars)

10. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On January 1, 2019, the Company entered into a consulting agreement with a shareholder. Pursuant to this agreement, the compensation is $5,000 per month and the duration of the agreement is open until terminated by either party. These fees are included in the Management Fees.

On October 1, 2019, the Company entered into a loan agreement for $99,000 with a shareholder who is also the brother of the President and CEO of the Company. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

On November 1, 2019, the Company entered into a loan agreement for $85,000 with a shareholder who is also the brother of the President and CEO of the Company. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

On January 1, 2020, the Company entered into a loan agreement for $28,000 with a shareholder who is also the brother of the President and CEO of the Company. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

On June 1, 2020, the Company entered into a share subscription agreement for 2,333,333 common shares (233,333 shares post reverse split) of the Company at $0.15 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the Company. As at December 31, 2020 gross proceeds received are $47,000 and 313,333 shares (31,333 shares post reverse split) have been issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the Company. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2021.

Management fees for the year ended December 31, 2020 represent charges from directors of $133,690 (December 31, 2019: $158,346). Accounts payable as at December 31, 2020 and December 31, 2019 include $254,922.41 and $211,698, respectively, due to the directors in connection with management fees.

As at December 31, 2020, all loans from related parties remain unpaid.

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

During the year ended December 31, 2020, the Company incurred $800,000 (2019: $nil) in business advisory and consulting services costs included in Consulting Expenses.

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

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
(Expressed in US dollars)

11. COMMITMENTS (continued)

On May 11, 2020, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be mutually agreed as and when services are provided, and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at December 31, 2020, the contract has not been terminated.

During the year ended December 31, 2020, the Company incurred $1,168,378 in investor relations costs included in professional fees.

12. INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a combined statutory income tax rates of approximately 21% for the years ended December 31, 2020 and December 31, 2019, as follows:

	Year ended December 31, 2020 $	Year ended December 31, 2019 $

Net income (loss) before income taxes	(1,207,909)	(646,904)
Expected income tax expense (recovery)	(313,692)	(143,500)
Non-deductible expenses	-	-
Change in valuation allowance	313,692	143,500

Deferred tax assets

	As at December 31, 2020 $	As at December 31, 2019 $

Non-capital loss carry forwards	(1,143,875)	(1,000,375)
Valuation allowance	1,143,875	1,000,375
	-	-

As of December 31, 2020, and December 31, 2019, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred.  The Company decided not to recognize any deferred tax asset, as it is not more likely than not to be realized.  Therefore, a valuation allowance of $1,143,875 and $1,000,375, for the years ended December 31, 2020 and December 31, 2019, respectively, was recorded to offset deferred tax assets.

Fearless Films, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019
(Expressed in US dollars)

12. INCOME TAXES (continued)

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended December 31, 2020 and 2019 at 21% compared to the rate of 35% prior to the change in corporation tax rates for previous years.

As of December 31, 2020, and December 31, 2019, the Company has approximately $5,317,385 and $4,109,476, respectively, of non-capital losses available to offset future taxable income. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carry forwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carry back is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carry back of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

As at December 31, 2020, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 15, 2021, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On January 8, 2021 the Company entered into an agreement with SRAX, Inc. for the provision of Investor awareness services over a 12-month period. As compensation for the first 12 months, SRAX received 1,600,000 restricted shares. As at April 15, 2021 these shares had been issued.

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