Form 10-Q
period 2021-03-31
FEARLESS FILMS, INC.
filed 2021-05-24
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2021

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

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

ClassOutstanding as of May 24, 2021

Common Stock, $0.001 par value       33,895,157

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at March 31,2021, related to the unaudited statements of operations and statements of cash flows for the three and nine months ended March 31, 2021 and 2020, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 202 financial statements included in the company’s 10-K Annual Report filed with the SEC on April 15, 2021.  Operating results for the period ended March 31, 2021, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2021, or any other subsequent period.

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three months ended March 31, 2021 and 2020

Fearless Films, Inc.

Consolidated Financial Statements

For the three ended March 31, 2021 and 2020

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

(Expressed in US dollars)

	As at	As at
	March 31,	December 31,
	2021	2020
	$	$
ASSETS

Cash	18,661	39,036
Prepaid expenses	297,204	7,983
Total current assets	315,865	47,019

Intangible Assets [Note 5]	88,400	88,400
Total assets	404,265	135,419

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 6]	384,310	357,971
Accrued liabilities	57,520	50,195
Loan payable [Note 7]	367,880	367,635
Total current liabilities	809,710	775,801
Total liabilities	809,710	775,801

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at March 31, 2021 and December 31, 2020 respectively [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 33,895,157 and 32,295,157 shares issued and outstanding as at March 31, 2021 and December 31, 2020 respectively [Note 8]	33,895	32,295
Common stock to be issued [Note 8]	928,353	878,353
Additional paid-in-capital	3,869,088	3,598,688
Accumulated other comprehensive income	131,820	166,667
Accumulated deficit	(5,369,601)	(5,317,385)
Total stockholders deficiency	(405,445)	(640,382)
Total liabilities and stockholders deficiency	404,265	135,419

Going Concern [Note 3]
Subsequent events [Note 11]

See accompanying notes

Page | 2

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
	$	$

REVENUE	—	—

EXPENSES
General and administrative	2,862	1,408
Consulting Expenses [Note 10]	62,796	300,000
Management fees [Note 9]	15,028	39,348
Professional fees	48,415	47,300
Total operating expenses	129,101	388,056

(Loss) / Gain on settlement of payables [Note 8 & 10]	48,000	—
Interest Expense [Note 7]	(4,534)	(5,736)
Amortization of debt discount [Note 8]	—	(5,055)
Exchange (Loss) / Gain	33,419	1,117
Net (loss) income before income taxes	(52,216)	(397,730)

Income taxes	—	—
Net (loss) income	(52,216)	(397,730)

Foreign currency translation adjustment	(34,847)	4,676
Comprehensive (loss) income	(87,063)	(393,054)

(Loss) earnings per share - basic and diluted	(0.00)	(0.01)

Weighted average number of common shares - basic and diluted	33,379,601	31,654,331

See accompanying notes

Page | 3

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	comprehensive	deficit
								income
		$		$		$	$	$	$	$
As at December 31, 2019	1,000,000	1,000	31,655,005	31,655	—	—	2,861,700	396,853	(4,109,476)	(818,268)

Foreign currency translation	—	—	—	—	—	—	—	4,676	—	4,676
Net loss for the period	—	—	—	—	—	—	—	—	(397,730)	(397,730)
As at March 31, 2020	1,000,000	1,000	31,655,005	31,655	—	—	2,861,700	401,529	(4,507,206)	(1,211,322)

Share Subscription for cash	—	—	—	—	370,152	555,228	—	—	—	555,228
Foreign currency translation	—	—	—	—	—	—	—	(4,737)	—	(4,737)
Net loss for the period	—	—	—	—	—	—	—	—	(992,637)	(992,637)
As at June 30, 2020	1,000,000	1,000	31,655,005	31,655	370,152	555,228	2,861,700	396,792	(5,499,843)	(1,653,468)

Share Subscription for cash	—	—	370,152	370	108,435	162,652	554,858	—	—	717,880
Shares issued for acquisition of intangible assets	—	—	170,000	170	—	—	88,230	—	—	88,400
Shares issued for repayment of convertible notes	—	—	100,000	100	—	—	93,900	—	—	94,000
Foreign currency translation	—	—	—	—	—	—	—	(105,435)	—	(105,435)
Net loss for the period	—	—	—	—	—	—	—	—	192,671	192,671
As at September 30, 2020	1,000,000	1,000	32,295,157	32,295	478,587	717,880	3,598,688	291,357	(5,307,172)	(665,952)

Share Subscription for cash	—	—	—	—	106,982	160,473	—	—	—	160,473
Foreign currency translation	—	—	—	—	—	—	—	(124,690)	—	(124,690)
Net loss for the period	—	—	—	—	—	—	—	—	(10,213)	(10,213)
As at December 31, 2020	1,000,000	1,000	32,295,157	32,295	585,569	878,353	3,598,688	166,667	(5,317,385)	(640,382)

Share Subscription for cash	—	—	—	—	33,333	50,000	—	—	—	50,000
Shares issued for settlement of accounts payable	—	—	1,600,000	1,600	—	—	270,400	—	—	272,000
Foreign currency translation	—	—	—	—	—	—	—	(34,847)	—	(34,847)
Net loss for the period	—	—	—	—	—	—	—	—	(52,216)	(52,216)
As at March 31, 2021	1,000,000	1,000	33,895,157	33,895	618,902	928,353	3,869,088	131,820	(5,369,601)	(405,445)

See accompanying notes

Page | 4

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2021	2020
	$	$

OPERATING ACTIVITIES
Net (loss) income	(52,216)	(397,730)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts payable	(48,000)	—
Amortization of debt discount	—	5,055

Changes in operating assets and liabilities:
Prepaid expenses	(289,122)	(3,610)
Accounts payable	345,662	367,699
Accrued liabilities	7,041	2,126
Cash used in operating activities	(36,635)	(26,460)

FINANCING ACTIVITIES
Issue of Shares for cash	50,000	—
Proceeds from Loans Payable	—	28,000
Cash provided by financing activities	50,000	28,000

Net increase (decrease) in cash during the period	13,365	1,540

Effect of foreign currency translation	(33,740)	(2,122)

Cash at beginning	39,036	2,779
Cash at end	18,661	2,197

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Page | 5

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2021 and 2020 have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2021.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at March 31, 2021 and December 31, 2020 and had a working capital deficiency of $493,845 and $728,782 respectively and an accumulated deficit of $5,369,601 and $5,317,385, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

Page | 6

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

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

Page | 7

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2021 and March 31, 2020, the Company incurred $2,397 and $652 respectively in advertising and marketing costs included in General and Administrative costs.

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

Page | 8

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

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

Page | 9

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31,	December 31,
	2021	2020
	$	$

Rights to an online film marketplace	52,000	52,000
Rights and interests in Films	20,800	20,800
Film Scripts	15,600	15,600

Net carrying value	88,400	88,400

All intangible assets are considered to be indefinite life assets and not amortized.

Page | 10

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

6. ACCOUNTS PAYABLE

As at March 31, 2021, total accounts payable include $36,240 payable to directors of the Company.

7. LOANS PAYABLE

During the three months ended March 31, 2021, the Company entered into loan agreements with third parties and shareholders and raised in total gross proceeds of $nil (March 31, 2020: $28,000).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of March 31, 2021.

As at March 31, 2020, accrued liabilities include implied interest on loans payable of $31,945.

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

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 666,667 shares at a price of $1.50 per common share for a total of $1,000,000 gross proceeds. As at March 31, 2021 gross proceeds received are $652,923. As at March 31, 2021, 337,900 shares have been issued and 97,382 shares are included in common stock to be issued.

Page | 11

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2021.

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 100,000 common shares of the Company. As at March 31, 2021, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at March 31, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds. As at March 31, 2021 gross proceeds received are $396,615 and the respective 264,410 are included in common stock to be issued.

On July 1, 2020, the Company entered into a private placement agreement with a third party for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds of. As at March 31, 2021 gross proceeds received are $434,043. As at March 31, 2021, 32,252 shares have been issued and 257,110 shares are included in common stock to be issued.

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at March 31, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company's growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 30,000 common shares of the Company. As at March 31, 2021, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

On January 30, 2021, the Company issued 1,600,000 shares of common stock with a fair value of $272,000 to settle a accounts payable $320,000, resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance (Note 10).

As at March 31, 2021, the Company has 33,895,157 (December 31, 2020: 32,295,157) shares issued and outstanding common stock (comprising 22,400,419 restricted stock and 11,494,738 unrestricted stock).

Preference Stock

On June 25, 2014, the Board of Directors authorized the following designations for the class of 20,000,000 Preference Shares of the Company of $ 0.001 par value per share:

•10,000,000 Shares shall be designated “Series A”

Each Preference Share of Series A shall have 100 votes over that of each Common share and shall have rights convertible to 10 Common Shares.

Page | 12

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

•10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at March 31, 2021 and December 31, 2020, the Company has 1,000,000 outstanding restricted Preference Stock.

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

During the year ended December 31, 2019, the Company entered into loan agreements for $184,000 with a shareholder who is also the brother of the President and CEO of the Company. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

On January 1, 2020, the Company entered into a loan agreement for $28,000 with a shareholder who is also the brother of the President and CEO of the Company. Pursuant to the loan agreement, the loan is unsecured, interest free and repayable on demand within 180 days of written notice of such demand.

On June 1, 2020, the Company entered into a share subscription agreement for 233,333 shares of the Company at $1.50 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the Company. As at March 31, 2021 gross proceeds received are $62,000. As at March 31, 2021, 31,333 shares have been issued and 10,000 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the Company. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2021.

Management fees for the three months ended March 31, 2021 represent charges from directors of $15,048 (March 31, 2020: $39,348). Accounts payable as at March 31, 2021 and December 31, 2020 include $28,288 and $254,922, respectively, due to the directors in connection with management fees.

As at March 31, 2021, all loans from related parties remain unpaid.

Page | 13

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

10. COMMITMENTS

On May 11, 2020, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be mutually agreed as and when services are provided, and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at March 31, 2021, the contract has not been terminated.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders' behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three months ended March 31, 2021, $62,796 were included in consulting expenses and $257,204 was included in prepaid expenses.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

On March 23, 2021, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be $100,000 per month and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at March 31, 2021, the contract has not been terminated and $40,000 has been paid in advance against first month billing and included in prepaid expenses.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 21, 2021, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events:

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

Page | 14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Fearless Films, Inc. (“Fearless Films” or the “company”) was organized as MYG Corp. under the laws of the State of Nevada on July 6, 2000 and underwent name changes to BisAssist, Inc. on December 21, 2000 and to Cody Ventures Corporation on October 11, 2004. On April 7, 2011, the company changed its name to Paw4mance Pet Products International, Inc. to reflect the business of distributing natural based pet foods and treats. On September 26, 2014, we changed our name to Fearless Films, Inc. in anticipation of the acquisition of Fearless Films Inc. (Canada). On November 14, 2014, the company completed the acquisition of Fearless Films Inc. (Canada), which became a wholly-owned subsidiary of the company. The intent of the acquisition was to engage in the business of providing professional services for short film and full-length feature film productions and related services.

Our subsidiary, Fearless Films Inc. (Canada), is an independent full-service production company and has been positioning itself to ultimately produce top quality entertainment. We intend to specialize in short film and feature film production in addition to script writing, copywriting, fulfillment and distribution. Because of a lack of adequate funding, we have not realized revenues since our acquisition, but management believes we are in a position to become fully operational with the infusion of new capital. We currently do not have definite plans for securing adequate funding, but are working diligently to be able to fund our operations. Since inception and prior to our acquisition, Fearless Films (Canada) has produced more than ten films and also a pilot for a series, The My Ciccio Show.

During the first fiscal quarter of 2021 we made no announcements regarding acquisitions.

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

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

We did not realize revenues from operations during the three months ended March 31, 2021 and March 31, 2020. We have been working towards developing our business as a provider of video production services to professional video production companies and to develop our own film projects. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended March 31, 2021, total operating expenses were $129,101 compared to $388,056 in the same period in 2020. Operating expenses are reported in four categories. General and administrative expenses were $2,862 in the three months ended March 31, 2021 compared to $1,408 in the same period one year earlier. Consulting fees were $62,796 in the three months ended March 31, 2021 compared to $300,000 in the three months ended March 31, 2020. The decrease was due to a services consulting contract that was signed in Q4 of 2019 being cancelled in Q3 if 2019. Management fees were $15,028 during the three months ended March 31, 2021 versus $39,348 in the three months of ended March 31, 202. reflecting lower charges from directors during the period. Professional fees during the three months ended March 31, 2021 were $48,415, compared to $47,300 in the three months ended March 31, 2020, essentially unchanged.

During the three months ended March 31,2021 we recorded an interest expense of $4,534, compared to an interest expense of $5,736 in the three months ended March 31, 2020. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of March 31, 2021.

During the three months ended March 31, 2021, we recorded a gain on exchange of $33,419 compared to a gain of $1,117 in the same three-month period in 2020. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders' behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three months ended March 31, 2021, $62,796 were included in consulting expenses and $257,204 was included in prepaid expenses.  On January 30, 2021, the Company issued 1,600,000 shares of common stock with a fair value of $272,000 to settle a accounts payable $320,000, resulting in a gain of $48,000, versus nil in the same period one year earlier. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

As a result of the above, we reported a net loss of $52,216 for the three months ended March 31, 2021 compared to a net loss of $397,730 for the same period in 2020. The reduce net loss in Q1 of 2021 is primarily attributed to the reduction of Consulting expenses during the quarter. We recorded a foreign currency translation adjustment loss of $34,847 for the three months ended March 31, 2021 compared to a foreign currency translation gain of $4,676 for the three months ended March 31, 2020.

Thus, after the foreign currency translation adjustment, our comprehensive income for the three months ended March 31, 2021 was $87,063 ($0.00 per share), compared to a comprehensive loss for the same three months of 2020 of $393,054 ($0.01 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At March 31, 2021, we had total assets of $404,265, consisting of $18,661 in cash, prepaid expenses of $297,204 and intangible assets of $88,400. At December 31, 2020, we had total assets of $135,419, comprised of $39,036 in cash and $7,983 in prepaid expenses. The increase in prepaid expenses is attributed to recognition of the terms of the contract for Investor Relations that was signed in January of 2021. Total current liabilities at March 31, 2021 were $809,710, compared to $775,801 at December 31. 2020. Included in current liabilities are accounts payable that are essentially unchanged from $357,971 at December 31, 2020 to $384,310 at March 31, 2021, and loans payable that remained essentially unchanged from $367,635 at December 31, 2020 to $367,880 at March 31, 2021. The increase in accounts payable was due to accruals for management fees that were not paid during the quarter. Additionally, accrued liabilities increased from $50,195 at December 31, 2020 to $57,520 at March 31, 2021 due to the increase in accrued implied interest.

At March 31, 2021 we had a working capital deficit of $493,845 compared to a working capital deficit of $640,382 December 31, 2020. The company has incurred recurring losses from operations and as at March 31, 2021 and December 31, 2020 had an accumulated deficit of $5,369,601 and $5,317,385, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of

March 31, 2021, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2021. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021 the company issued 1,600,000 Common shares. as payment for Investor Relations services to be provided during fiscal 2021. The securities were issued to persons in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

FEARLESS FILMS, INC.

Date: May 24, 2021	By:	/S/ VICTOR ALTOMARE
Victor Altomare
Chief Executive Officer and Director
(Principal Accounting Officer)