Form 10-Q/A
period 2021-03-31
FEARLESS FILMS, INC.
filed 2021-05-26
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for Fearless Films, Inc. amends the Form 10-Q for the quarterly period ended March 31, 2021, originally filed with the SEC on May 24, 2021. This Amended Form 10-Q is being filed solely to include as Exhibit 101 the Interactive Data File for the period covered by the Form 10-Q. No other material changes or additions are being made hereby except to update the report as necessary.

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

For the three months ended March 31, 2021 and 2020

Fearless Films, Inc.

Consolidated Financial Statements

For the three ended March 31, 2021 and 2020

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

(Expressed in US dollars)

	As at	As at
	March 31,	December 31,
	2021	2020
	$	$
ASSETS

Cash	18,661	39,036
Prepaid expenses	297,204	7,983
Total current assets	315,865	47,019

Intangible Assets [Note 5]	88,400	88,400
Total assets	404,265	135,419

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 6]	384,310	357,971
Accrued liabilities	57,520	50,195
Loan payable [Note 7]	367,880	367,635
Total current liabilities	809,710	775,801
Total liabilities	809,710	775,801

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at March 31, 2021 and December 31, 2020 respectively [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000authorized, 33,895,157 and 32,295,157 shares issued and outstanding as at March 31, 2021 and December 31, 2020 respectively [Note 8]	33,895	32,295
Common stock to be issued [Note 8]	928,353	878,353
Additional paid-in-capital	3,869,088	3,598,688
Accumulated other comprehensive income	131,820	166,667
Accumulated deficit	(5,369,601)	(5,317,385)
Total stockholders deficiency	(405,445)	(640,382)
Total liabilities and stockholders deficiency	404,265	135,419

Going Concern [Note 3]
Subsequent events [Note 11]

See accompanying notes

Page | 2

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months ended March 31, 2021	Three months ended March 31, 2020
	$	$

REVENUE	-	-

EXPENSES
General and administrative	2,862	1,408
Consulting Expenses [Note 10]	62,796	300,000
Management fees [Note 9]	15,028	39,348
Professional fees	48,415	47,300
Total operating expenses	129,101	388,056

(Loss) / Gain on settlement of payables [Note 8 & 10]	48,000	-
Interest Expense [Note 7]	(4,534)	(5,736)
Amortization of debt discount [Note 8]	-	(5,055)
Exchange (Loss) / Gain	33,419	1,117
Net (loss) income before income taxes	(52,216)	(397,730)

Income taxes	-	-
Net (loss) income	(52,216)	(397,730)

Foreign currency translation adjustment	(34,847)	4,676
Comprehensive (loss) income	(87,063)	(393,054)

(Loss) earnings per share - basic and diluted	(0.00)	(0.01)

Weighted average number of common shares - basic and diluted	33,379,601	31,654,331

See accompanying notes

Page | 3

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	comprehensive	deficit
								income
		$		$		$	$	$	$	$
As at December 31, 2019	1,000,000	1,000	31,655,005	31,655	-	-	2,861,700	396,853	(4,109,476)	(818,268)

Foreign currency translation	-	-	-	-	-	-	-	4,676	-	4,676
Net loss for the period	-	-	-	-	-	-	-	-	(397,730)	(397,730)
As at March 31, 2020	1,000,000	1,000	31,655,005	31,655	-	-	2,861,700	401,529	(4,507,206)	(1,211,322)

Share Subscription for cash	-	-	-	-	370,152	555,228	-	-	-	555,228
Foreign currency translation	-	-	-	-	-	-	-	(4,737)	-	(4,737)
Net loss for the period	-	-	-	-	-	-	-	-	(992,637)	(992,637)
As at June 30, 2020	1,000,000	1,000	31,655,005	31,655	370,152	555,228	2,861,700	396,792	(5,499,843)	(1,653,468)

Share Subscription for cash	-	-	370,152	370	108,435	162,652	554,858	-	-	717,880
Shares issued for acquisition of intangible assets	-	-	170,000	170	-	-	88,230	-	-	88,400
Shares issued for repayment of convertible notes	-	-	100,000	100	-	-	93,900	-	-	94,000
Foreign currency translation	-	-	-	-	-	-	-	(105,435)	-	(105,435)
Net loss for the period	-	-	-	-	-	-	-	-	192,671	192,671
As at September 30, 2020	1,000,000	1,000	32,295,157	32,295	478,587	717,880	3,598,688	291,357	(5,307,172)	(665,952)

Share Subscription for cash	-	-	-	-	106,982	160,473	-	-	-	160,473
Foreign currency translation	-	-	-	-	-	-	-	(124,690)	-	(124,690)
Net loss for the period	-	-	-	-	-	-	-	-	(10,213)	(10,213)
As at December 31, 2020	1,000,000	1,000	32,295,157	32,295	585,569	878,353	3,598,688	166,667	(5,317,385)	(640,382)

Share Subscription for cash	-	-	-	-	33,333	50,000	-	-	-	50,000
Shares issued for settlement of accounts payable	-	-	1,600,000	1,600	-	-	270,400	-	-	272,000
Foreign currency translation	-	-	-	-	-	-	-	(34,847)	-	(34,847)
Net loss for the period	-	-	-	-	-	-	-	-	(52,216)	(52,216)
As at March 31, 2021	1,000,000	1,000	33,895,157	33,895	618,902	928,353	3,869,088	131,820	(5,369,601)	(405,445)

See accompanying notes

Page | 4

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2021	2020
	$	$

OPERATING ACTIVITIES
Net (loss) income	(52,216)	(397,730)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts payable	(48,000)	-
Amortization of debt discount	-	5,055

Changes in operating assets and liabilities:
Prepaid expenses	(289,122)	(3,610)
Accounts payable	345,662	367,699
Accrued liabilities	7,041	2,126
Cash used in operating activities	(36,635)	(26,460)

FINANCING ACTIVITIES
Issue of Shares for cash	50,000	-
Proceeds from Loans Payable	-	28,000
Cash provided by financing activities	50,000	28,000

Net increase (decrease) in cash during the period	13,365	1,540

Effect of foreign currency translation	(33,740)	(2,122)

Cash at beginning	39,036	2,779
Cash at end	18,661	2,197

Additional cash flow information
Interest paid	-	-
Taxes paid	-	-

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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2021	December 31, 2020
	$	$

Rights to an online film marketplace	52,000	52,000
Rights and interests in Films	20,800	20,800
Film Scripts	15,600	15,600

Net carrying value	88,400	88,400

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

Management fees for the three months ended March 31, 2021 represent charges from directors of $15,028 (March 31, 2020: $39,348). Accounts payable as at March 31, 2021 and December 31, 2020 include $28,288 and $254,922, respectively, due to the directors in connection with management fees.

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

FEARLESS FILMS, INC.

Date: May 26, 2021	By:	/S/ VICTOR ALTOMARE
Victor Altomare
Chief Executive Officer and Director
(Principal Accounting Officer)