Form 10-Q
period 2021-06-30
FEARLESS FILMS, INC.
filed 2021-08-16
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2021

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

(888) 928-0184

(Registrant’s telephone number, including area code)

Securities registered pursuant Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which Traded
N/A	N/A	N/A

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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 16, 2021

Common Stock, $0.001 par value	33,895,157

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at June 30,2021, related to the unaudited statements of operations and statements of cash flows for the three and six months ended June 30, 2021 and 2020, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2020 financial statements included in the company’s 10-K Annual Report filed with the SEC on April 15, 2021.  Operating results for the period ended June 30, 2021, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2021, or any other subsequent period.

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three and six months ended June 30, 2021 and 2020

Fearless Films, Inc.

Consolidated Financial Statements

For the three and six months ended June 30, 2021 and 2020

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

(Expressed in US dollars)

	As at	As at
	June 30,	December 31,
	2021	2020
	$	$
ASSETS

Cash	5,007	39,036
Prepaid expenses [Note 10]	856,371	7,983
Total current assets	861,378	47,019

Intangible Assets [Note 5]	88,400	88,400
Total assets	949,778	135,419

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Accounts payable [Note 6]	494,901	357,971
Accrued liabilities	47,701	50,195
Loan payable [Note 7]	368,170	367,635
Total current liabilities	910,772	775,801
Total liabilities	910,772	775,801

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at March 31, 2021 and December 31, 2020 respectively [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 33,895,157 and 32,295,157 shares issued and outstanding as at June 30, 2021 and December 31, 2020 respectively [Note 8]	33,895	32,295
Common stock to be issued [Note 8]	1,836,433	878,353
Additional paid-in-capital	3,869,088	3,598,688
Accumulated other comprehensive income	90,595	166,667
Accumulated deficit	(5,792,005)	(5,317,385)
Total stockholders deficiency	39,006	(640,382)
Total liabilities and stockholders deficiency	949,778	135,419

Going Concern [Note 3]
Subsequent events [Note 11]

See accompanying notes

Page | 2

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	$	$	$	$

REVENUE	-	-	-	-

EXPENSES
General and administrative	100	716	2,962	2,124
Consulting Expenses [Note 10]	315,833	300,000	378,629	600,000
Management fees [Note 9]	14,964	39,781	29,992	79,129
Professional fees	41,981	644,974	90,396	692,274
Total operating expenses	372,878	985,471	501,979	1,373,527

(Loss) / Gain on settlement of payables [Note 8 & 10]	(85,000)	-	(37,000)	-
Interest Expense [Note 7]	(4,584)	(5,938)	(9,118)	(11,674)
Amortization of debt discount [Note 8]	-	(3,390)	-	(8,445)
Exchange (Loss) / Gain	40,058	2,162	73,477	3,279
Net (loss) income before income taxes	(422,404)	(992,637)	(474,620)	(1,390,367)

Income taxes	-	-	-	-
Net (loss) income	(422,404)	(992,637)	(474,620)	(1,390,367)

Foreign currency translation adjustment	(41,225)	(4,737)	(76,072)	(61)
Comprehensive (loss) income	(463,629)	(997,374)	(550,692)	(1,390,428)

(Loss) earnings per share - basic and diluted	(0.01)	(0.03)	(0.01)	(0.04)

Weighted average number of common shares - basic and diluted	33,895,157	31,654,331	33,638,803	31,654,331

See accompanying notes

Page | 3

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	other	Accumulated	Total
							capital	comprehensive	deficit
								income
		$		$		$	$	$	$	$
As at December 31, 2019	1,000,000	1,000	31,655,005	31,655	-	-	2,861,700	396,853	(4,109,476)	(818,268)

Foreign currency translation	-	-	-	-	-	-	-	4,676	-	4,676
Net loss for the period	-	-	-	-	-	-	-	-	(397,730)	(397,730)
As at March 31, 2020	1,000,000	1,000	31,655,005	31,655	-	-	2,861,700	401,529	(4,507,206)	(1,211,322)

Share Subscription for cash	-	-	-	-	370,152	555,228	-	-	-	555,228
Foreign currency translation	-	-	-	-	-	-	-	(4,737)	-	(4,737)
Net loss for the period	-	-	-	-	-	-	-	-	(992,637)	(992,637)
As at June 30, 2020	1,000,000	1,000	31,655,005	31,655	370,152	555,228	2,861,700	396,792	(5,499,843)	(1,653,468)

Share Subscription for cash	-	-	370,152	370	108,435	162,652	554,858	-	-	717,880
Shares issued for acquisition of intangible assets	-	-	170,000	170	-	-	88,230	-	-	88,400
Shares issued for repayment of convertible notes	-	-	100,000	100	-	-	93,900	-	-	94,000
Foreign currency translation	-	-	-	-	-	-	-	(105,435)	-	(105,435)
Net loss for the period	-	-	-	-	-	-	-	-	192,671	192,671
As at September 30, 2020	1,000,000	1,000	32,295,157	32,295	478,587	717,880	3,598,688	291,357	(5,307,172)	(665,952)

Share Subscription for cash	-	-	-	-	106,982	160,473	-	-	-	160,473
Foreign currency translation	-	-	-	-	-	-	-	(124,690)	-	(124,690)
Net loss for the period	-	-	-	-	-	-	-	-	(10,213)	(10,213)
As at December 31, 2020	1,000,000	1,000	32,295,157	32,295	585,569	878,353	3,598,688	166,667	(5,317,385)	(640,382)

Share Subscription for cash	-	-	-	-	33,333	50,000	-	-	-	50,000
Shares issued for settlement of accounts payable	-	-	1,600,000	1,600	-	-	270,400	-	-	272,000
Foreign currency translation	-	-	-	-	-	-	-	(34,847)	-	(34,847)
Net loss for the period	-	-	-	-	-	-	-	-	(52,216)	(52,216)
As at March 31, 2021	1,000,000	1,000	33,895,157	33,895	618,902	928,353	3,869,088	131,820	(5,369,601)	(405,445)

Share Subscription for cash	-	-	-	-	53,870	8,080	-	-	-	8,080
Shares issued for settlement of accounts payable	-	-	-	-	5,000,000	900,000	-	-	-	900,000
Foreign currency translation	-	-	-	-	-	-	-	(41,225)	-	(41,225)
Net loss for the period	-	-	-	-	-	-	-	-	(422,404)	(422,404)
As at June 30, 2021	1,000,000	1,000	33,895,157	33,895	5,672,772	1,836,433	3,869,088	90,595	(5,792,005)	39,006

See accompanying notes

Page | 4

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2021	2020
	$	$

OPERATING ACTIVITIES
Net (loss) income	(474,620)	(1,390,367)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts payable	37,000	-
Amortization of debt discount	-	8,445

Changes in operating assets and liabilities:
Prepaid expenses	(848,170)	(6,624)
Accounts payable	1,270,453	807,971
Accrued liabilities	(3,115)	3,566
Cash used in operating activities	(18,452)	(577,009)

FINANCING ACTIVITIES
Issue of Shares for cash	58,080	555,228
Proceeds from Loans Payable	-	28,000
Cash provided by financing activities	58,080	583,228

Net increase (decrease) in cash during the period	39,628	6,219

Effect of foreign currency translation	(73,657)	(3,297)

Cash at beginning	39,036	2,779
Cash at end	5,007	5,701

Additional cash flow information
Interest paid	-	-
Taxes paid	-	-

See accompanying notes

Page | 5

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2021 and 2020 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the six months ended June 30, 2021 and 2020 have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2021.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at June 30, 2021 and December 31, 2020 and had a working capital deficiency of $49,394 and $728,782 respectively and an accumulated deficit of $5,792,005 and $5,317,385, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

Page | 6

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2021 and 2020 (Unaudited)

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

For the three months ended June 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three and six months ended June 30, 2021 the Company incurred $nil and $2,397 respectively (2020: $288 and $940 respectively) in advertising and marketing costs included in General and Administrative costs.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

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

For the three months ended June 30, 2021 and 2020 (Unaudited)

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

For the three months ended June 30, 2021 and 2020 (Unaudited)

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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	June 30, 2021	December 31, 2020
	$	$

Rights to an online film marketplace	52,000	52,000
Rights and interests in Films	20,800	20,800
Film Scripts	15,600	15,600

Net carrying value	88,400	88,400

All intangible assets are considered to be indefinite life assets and not amortized.

Page | 10

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

6. ACCOUNTS PAYABLE

As at June 30, 2021, total accounts payable include $39,586 payable to directors of the Company.

7. LOANS PAYABLE

During the six months ended June 30, 2021, the Company entered into loan agreements with third parties and shareholders and raised in total gross proceeds of $nil (2020: $28,000).

All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2021.

As at June 30, 2021, accrued liabilities include implied interest on loans payable of $36,529.

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

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 666,667 shares at a price of $1.50 per common share for a total of $1,000,000 gross proceeds. As at June 30, 2021 gross proceeds received are $652,923. As at June 30, 2021, 337,900 shares have been issued and 97,382 shares are included in common stock to be issued.

Page | 11

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2021 and 2020 (Unaudited)

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

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 100,000 common shares of the Company. As at June 30, 2021, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at June 30, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds. As at June 30, 2021 gross proceeds received are $396,615 and the respective 264,410 are included in common stock to be issued.

On July 1, 2020, the Company entered into a private placement agreement with a third party for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds of. As at June 30, 2021 gross proceeds received are $434,043. As at June 30, 2021, 32,252 shares have been issued and 257,110 shares are included in common stock to be issued.

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company's growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at June 30, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company's growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 30,000 common shares of the Company. As at June 30, 2021, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

On January 30, 2021, the Company issued 1,600,000 shares of common stock with a fair value of $272,000 to settle an accounts payable $320,000, resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance (Note 10).

On May 3, 2021, the Company authorised to issue 5,000,000 shares of common stock with a fair value of $900,000 to settle an accounts payable of $815,000, resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement. As at June 30, 2021, these shares have not been issued and included in common stock to be issued. (Note 10).

On June 1, 2021, the Company entered into a private placement agreement with a third party for issue of 666,667 shares at a price of $0.15 per common share for a total of $100,000 gross proceeds. As at June 30, 2021 gross proceeds received are $8,080. As at June 30, 2021, these shares have not been issued and are included in common stock to be issued.

Page | 12

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

As at June 30, 2021, the Company has 33,895,157 (December 31, 2020: 32,295,157) shares issued and outstanding common stock (comprising 22,400,419 restricted stock and 11,494,738 unrestricted stock).

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

•10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at June 30, 2021 and December 31, 2020, the Company has 1,000,000 outstanding restricted Preference Stock.

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

On June 1, 2020, the Company entered into a share subscription agreement for 233,333 shares of the Company at $1.50 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the Company. As at June 30, 2021 gross proceeds received are $62,000. As at June 30, 2021, 31,333 shares have been issued and 10,000 shares are included in common stock to be issued.

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

Page | 13

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

9. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Management fees for the three and six months ended June 30, 2021 represent charges from directors of $14,964 and $29,992 respectively (2020: $39,781 and $79,129 respectively). Accounts payable as at June 30, 2021 and December 31, 2020 include $39,586 and $254,922, respectively, due to the directors in connection with management fees.

As at June 30, 2021, all loans from related parties remain unpaid.

10. COMMITMENTS

On May 11, 2020, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be mutually agreed as and when services are provided, and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at June 30, 2021, the contract has not been terminated.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders' behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three and six months ended June 30, 2021, $80,000 and $142,796 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at June 30, 2021, $177,204 was included in prepaid expenses and is to be expensed out over the period to January 21, 2022.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

On March 23, 2021, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be $100,000 per month and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. On May 3, 2021, the Company re-negotiated the fees of $100,000 per month and agreed to pay $815,000 for the next 12 months from May 1, 2021 to May 1, 2022. During the three and six months ended June 30, 2021, $235,833 and $235,833 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at June 30, 2021, $679,167 was included in prepaid expenses and is to be expensed out over the period to May 1, 2020.

On May 3, 2021, the Company authorized to issue 5,000,000 common stock shares in settlement of the first-year fees of $815,000. At date of settlement, the shares were fair valued at $900,000 resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement.

Page | 14

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to July 29, 2021, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During July 2020, pursuant to the private placement agreements signed in June 2021, the Company received gross proceeds of $7,716. As of July 29, 2021, no shares have yet been issued.

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

Page | 15

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

During the second fiscal quarter of 2021 we announced that the company an agreement to acquire the film script Young Gangsters of America, for future consideration.

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

Results of Operations

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

We did not realize revenues from operations during the three months ended June 30, 2020 and June 30, 2020. We have been working towards developing our business as a provider of video production services to professional video production companies and to develop our own film projects. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended June 30, 2021, total operating expenses were $372,878 compared to $985,471 in the same period in 2020. Operating expenses are reported in four categories. General and administrative expenses were $100 in the three months ended June 30, 2021 compared to $716 in the same period one year earlier. Consulting fees were $315,833 in the three months ended June 30, 2021 compared to $300,000 in the three months ended June 30, 2020. Consulting fees reflect our efforts to increase investor awareness of our company. Management fees were $14,964 during the three months ended June 30, 2021 versus $39,781 in the three months of ended June 30, 2020. The decrease in

Management fees reflects lower charges from directors during the period. Professional fees during the three months ended June 30, 2021 were $41,981, compared to $644,474 in the three months ended June 30, 2020; the difference in professional fees is due to changes in providers of our investor awareness activities.

During the three months ended June 30, 2021 we recorded a loss on settlement of $85,000, compared to nil in the three months ended June 30, 2020. On May 3, 2021, the Company authorized to issue 5,000,000 common stock shares in settlement of the first-year fees of $815,000 for investor relations services. At date of settlement, the shares were fair valued at $900,000 resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement.

During the three months ended June 30, 2021 we recorded an interest expense of $4,584, compared to an interest expense of $5,938 in the three months ended June 30, 2020. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2021.

During the three months ended June 30, 2021, we recorded a gain on exchange of $40,058 compared to a gain of $2,162 in the same three-month period in 2020. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders' behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three and six months ended June 30, 2021, $80,000 and $142,796 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at June 30, 2021, $177,204 was included in prepaid expenses and is to be expensed out over the period to January 21, 2022.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

As a result of the above, we reported a net loss of $422,404 for the three months ended June 30, 2021 compared to a net loss of $992,637 for the same period in 2020. The reduce net loss in the three months ended June 30, 2021 is primarily attributed to the reduction of consulting expenses during the quarter, slightly offset by a loss on settlement of payables of $85,000. We recorded a foreign currency translation adjustment loss of $41,225 for the three months ended June 30, 2021 compared to a foreign currency translation gain of $4,737 for the three months ended June 30, 2020.

Thus, after the foreign currency translation adjustment, our comprehensive loss for the three months ended June 30, 2021 was $463,629 ($0.01 per share), compared to a comprehensive loss for the same three months of 2020 of $997,374

($0.03 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

We did not realize revenues from operations during the six months ended June 30, 2021 and June 30, 2020. During the six months ended June 30, 2021, total operating expenses were $501,979 compared to $1,373,527 in the same period in 2020. Operating expenses are reported in four categories. General and administrative expenses were $2,962 in the six months ended June 30, 2021 compared to $2,124 in the same period one year earlier. Consulting expenses were $378,629 in the six months ended June 30, 2021 compared to $600,000 in the six months ended June 30, 2020. Consulting fees reflect our efforts to increase investor awareness of our company. Management fees were $29,992 during the six months ended June 30, 2021 versus $79,129 in the six months of ended June 30, 2020. The decrease in Management fees reflects lower charges from directors during the period. Professional fees during the six months ended June 30, 2021 were $90,396, compared to $692,274 in the six months ended June 30, 2020. The difference in professional fees is due to changes in providers of our investor awareness activities.

During the six months ended June 30, 2021 we recorded a loss on settlement of $37,000, compared to nil in the six months ended June 30, 2020. The $37,000 loss on settlement is composed of two parts: (i) On May 3, 2021, the Company authorized to issue 5,000,000 common stock shares in settlement of the first-year fees of $815,000 for investor relations services. At date of settlement, the shares were fair valued at $900,000 resulting in a loss of $85,000, and (ii) on January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000.The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement.

During the six months ended June 30, 2021 we recorded an interest expense of $9,118, compared to an interest expense of $11,674 in the six months ended June 30, 2020. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of June 30, 2021.

During the six months ended June 30, 2021, we recorded a gain on exchange of $73,477 compared to a gain of $3,279 in the same six-month period in 2020. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders' behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three and six months ended June 30, 2021, $80,000 and $142,796 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at

June 30, 2021, $177,204 was included in prepaid expenses and is to be expensed out over the period to January 21, 2022.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

As a result of the above, we reported a net loss of $474,620 for the six months ended June 30, 2021 compared to a net loss of $1,390,367 for the same period in 2020. The reduce net loss in the six months ended June 30, 2021 is primarily attributed to the reduction of consulting expenses and professional fee expenses during the period, slightly offset by a loss on settlement of payables of $85,000 and exchange gain of $73,477. We recorded a foreign currency translation adjustment loss of $76,072 for the six months ended June 30, 2021 compared to a foreign currency translation loss of $61 for the six months ended June 30, 2020.

Thus, after the foreign currency translation adjustment, our comprehensive loss for the six months ended June 30, 2021 was $550,692 ($0.01 per share), compared to a comprehensive loss for the same six months of 2020 of $1,390,428 ($0.04 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued

Liquidity and Capital Resources

At June 30, 2021, we had total assets of $949,778, consisting of $5,007 in cash, prepaid expenses of $856,371 and intangible assets of $88,400. At December 31, 2020, we had total assets of $135,419, comprised of $39,036 in cash and $7,983 in prepaid expenses. The increase in prepaid expenses is attributed to recognition of the terms of the contracts for Investor Relations that were signed in January and March of 2021. Total current liabilities at June 30, 2021 were $910,772, compared to $775,801 at December 31. 2020. Included in current liabilities are accounts payable of $494,901 at June 30, 2021 compared to $357,971 at December 31, 2020, and loans payable that remained essentially unchanged from $367,635 at December 31, 2020 to $368,170 at June 30, 2021. The increase in accounts payable was due to accruals for management fees that were not paid during the quarter. Additionally, accrued liabilities decreased slightly from $50,195 at December 31, 2020 to $47,701 at June 30, 2021.

At June 30, 2021 we had a working capital surplus of $39,006 compared to a working capital deficit of $640,382 December 31, 2020. The company has incurred recurring losses from operations and as at June 30, 2021 and December 31, 2020 had an accumulated deficit of $5,792,005 and $5,317,385, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2021. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2021 the company issued 1,600,000 Common shares. as payment for Investor Relations services to be provided during fiscal 2021. The securities were issued to persons in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

FEARLESS FILMS, INC.

Date: August 16, 2021	By:	/S/ VICTOR ALTOMARE
Victor Altomare
Chief Executive Officer and Director
(Principal Accounting Officer)