Form 10-Q
period 2021-09-30
FEARLESS FILMS, INC.
filed 2021-11-22
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 22, 2021
Common Stock, $0.001 par value	33,895,157

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at September 30,2021, related to the unaudited statements of operations and statements of cash flows for the three and nine months ended September 30, 2021 and 2020, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2020 financial statements included in the company’s 10-K Annual Report filed with the SEC on April 15, 2021. Operating results for the period ended September 30, 2021, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2021, or any other subsequent period.

3

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three and nine months ended September 30, 2021 and 2020

Fearless Films, Inc.

Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020

5

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

(Expressed in US dollars)

	As at	As at
	September 30,	December 31,
	2021	2020
	$	$
ASSETS

Cash	5,283	39,036
Prepaid expenses [Note 10]	572,621	7,983
Total current assets	577,904	47,019

Intangible Assets [Note 5]	88,400	88,400
Total assets	666,304	135,419

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Accounts payable [Note 6]	510,614	357,971
Accrued liabilities	58,168	50,195
Loan payable [Note 7]	378,422	367,635
Total current liabilities	947,204	775,801
Total liabilities	947,204	775,801

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at September 30, 2021 and December 31, 2020 respectively [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 33,895,157 and 32,295,157 shares issued and outstanding as at September 30, 2021 and December 31, 2020 respectively [Note 8]	33,895	32,295
Common stock to be issued [Note 8]	1,859,149	878,353
Additional paid-in-capital	3,869,088	3,598,688
Accumulated other comprehensive income	171,205	166,667
Accumulated deficit	(6,215,237)	(5,317,385)
Total stockholders deficiency	(280,900)	(640,382)
Total liabilities and stockholders deficiency	666,304	135,419

Going Concern [Note 3]

Subsequent events [Note 11]

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in US dollars)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	$	$	$	$

REVENUE	—	—	—	—

EXPENSES
General and administrative	684	1,376	3,646	3,500
Consulting Expenses [Note 10]	283,750	200,000	662,379	800,000
Management fees [Note 9]	15,005	39,377	44,997	118,506
Professional fees	38,171	574,331	128,567	1,266,605
Total operating expenses	337,610	815,084	839,589	2,188,611

(Loss) / Gain on settlement of payables [Note 8 & 10]	—	914,008	(37,000)	914,008
Interest Expense [Note 7]	(8,003)	(5,021)	(17,121)	(16,695)
Amortization of debt discount [Note 8]	—	—	—	(8,445)
Exchange (Loss) / Gain	(77,619)	98,768	(4,142)	102,047
Net (loss) income before income taxes	(423,232)	192,671	(897,852)	(1,197,696)

Income taxes	—	—	—	—
Net (loss) income	(423,232)	192,671	(897,852)	(1,197,696)

Foreign currency translation adjustment	80,610	(105,435)	4,538	(105,496)
Comprehensive (loss) income	(342,622)	87,236	(893,314)	(1,303,192)

(Loss) earnings per share - basic and diluted	(0.01)	0.01	(0.03)	(0.04)

Weighted average number of common shares - basic and diluted	33,895,157	31,882,087	33,725,193	31,730,804

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued			Accumulated
							Additional	other
							paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	Total
		$		$		$	$	$	$	$
As at December 31, 2019	1,000,000	1,000	31,655,005	31,655	—	—	2,861,700	396,853	(4,109,476)	(818,268)

Foreign currency translation	—	—	—	—	—	—	—	4,676	—	4,676
Net loss for the period	—	—	—	—	—	—	—	—	(397,730)	(397,730)
As at March 31, 2020	1,000,000	1,000	31,655,005	31,655	—	—	2,861,700	401,529	(4,507,206)	(1,211,322)

Share Subscription for cash	—	—	—	—	370,152	555,228	—	—	—	555,228
Foreign currency translation	—	—	—	—	—	—	—	(4,737)	—	(4,737)
Net loss for the period	—	—	—	—	—	—	—	—	(992,637)	(992,637)
As at June 30, 2020	1,000,000	1,000	31,655,005	31,655	370,152	555,228	2,861,700	396,792	(5,499,843)	(1,653,468)

Share Subscription for cash	—	—	370,152	370	108,435	162,652	554,858	—	—	717,880
Shares issued for acquisition of intangible assets	—	—	170,000	170	—	—	88,230	—	—	88,400
Shares issued for repayment of convertible notes	—	—	100,000	100	—	—	93,900	—	—	94,000
Foreign currency translation	—	—	—	—	—	—	—	(105,435)	—	(105,435)
Net loss for the period	—	—	—	—	—	—	—	—	192,671	192,671
As at September 30, 2020	1,000,000	1,000	32,295,157	32,295	478,587	717,880	3,598,688	291,357	(5,307,172)	(665,952)

Share Subscription for cash	—	—	—	—	106,982	160,473	—	—	—	160,473
Foreign currency translation	—	—	—	—	—	—	—	(124,690)	—	(124,690)
Net loss for the period	—	—	—	—	—	—	—	—	(10,213)	(10,213)
As at December 31, 2020	1,000,000	1,000	32,295,157	32,295	585,569	878,353	3,598,688	166,667	(5,317,385)	(640,382)

Share Subscription for cash	—	—	—	—	33,333	50,000	—	—	—	50,000
Shares issued for settlement of accounts payable	—	—	1,600,000	1,600	—	—	270,400	—	—	272,000
Foreign currency translation	—	—	—	—	—	—	—	(34,847)	—	(34,847)
Net loss for the period	—	—	—	—	—	—	—	—	(52,216)	(52,216)
As at March 31, 2021	1,000,000	1,000	33,895,157	33,895	618,902	928,353	3,869,088	131,820	(5,369,601)	(405,445)

Share Subscription for cash	—	—	—	—	53,870	8,080	—	—	—	8,080
Shares issued for settlement of accounts payable	—	—	—	—	5,000,000	900,000	—	—	—	900,000
Foreign currency translation	—	—	—	—	—	—	—	(41,225)	—	(41,225)
Net loss for the period	—	—	—	—	—	—	—	—	(422,404)	(422,404)
As at June 30, 2021	1,000,000	1,000	33,895,157	33,895	5,672,772	1,836,433	3,869,088	90,595	(5,792,005)	39,006

Share Subscription for cash	—	—	—	—	61,439	22,716	—	—	—	22,716
Foreign currency translation	—	—	—	—	—	—	—	80,610	—	80,610
Net loss for the period	—	—	—	—	—	—	—	—	(423,232)	(423,232)
As at September 30, 2021	1,000,000	1,000	33,895,157	33,895	5,734,211	1,859,149	3,869,088	171,205	(6,215,237)	(280,900)

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Nine Months	Nine Months
	ended	ended
	September 30,	September 30,
	2021	2020
	$	$

OPERATING ACTIVITIES
Net (loss) income	(897,852)	(1,197,696)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts payable	37,000	(914,008)
Amortization of debt discount	—	8,445

Changes in operating assets and liabilities:
Prepaid expenses	(564,643)	(9,946)
Accounts payable	1,287,677	918,658
Accrued liabilities	7,987	5,763
Cash used in operating activities	(129,831)	(1,188,784)

FINANCING ACTIVITIES
Issue of Shares for cash	80,796	1,273,108
Proceeds from Loans Payable	10,800	28,001
Cash provided by financing activities	91,596	1,301,109

Net increase (decrease) in cash during the period	(38,235)	112,325

Effect of foreign currency translation	4,482	(104,365)

Cash at beginning	39,036	2,779
Cash at end	5,283	10,739

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

1. NATURE OF OPERATIONS

Fearless Films, Inc. (the “Company “) was incorporated in the State of Nevada as MYG Corp. on July 06, 2000. The Company changed its name from time to time and its latest name change was from Paw4mance Pet Products International, Inc. to Fearless Films, Inc. effective from November 19, 2014.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the nine months ended September 30, 2021 and 2020 have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2021.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at September 30, 2021 and December 31, 2020 and had a working capital deficiency of $369,300 and $728,782 respectively and an accumulated deficit of $6,215,237 and $5,317,385, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

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

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three and nine months ended September 30, 2021 the Company incurred $nil and $2,397 respectively (2020: $288 and $940 respectively) in advertising and marketing costs included in General and Administrative costs.

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

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

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

These financial instruments include cash and accounts payable. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

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

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	September 30, 2021	December 31, 2020
	$	$

Rights to an online film marketplace	52,000	52,000
Rights and interests in Films	20,800	20,800
Film Scripts	15,600	15,600

Net carrying value	88,400	88,400

All intangible assets are considered to be indefinite life assets and not amortized.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

6. ACCOUNTS PAYABLE

As at September 30, 2021, total accounts payable include $45,154 (2020: $268,237) payable to directors of the Company.

7. LOANS PAYABLE

On July 1, 2021, the Company entered into a loan agreement with a third party for $50,000. The loan is unsecured, bears interest at 5% per annum, and repayable on demand within 180 days of written notice of such demand. As at September 30, 2021, total gross proceeds received against this loan are $10,800.

As at September 30, 2021, the Company owed $367,622 (2020: $367,635) under various loan agreements with third parties and shareholders. All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2021.

As at September 30, 2021, accrued liabilities includes interest on loans payable of $51 and implied interest on loans payable of $44,481.

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

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 666,667 shares at a price of $1.50 per common share for a total of $1,000,000 gross proceeds. As at September 30, 2021 gross proceeds received are $652,923. As at September 30, 2021, 337,900 shares have been issued and 97,382 shares are included in common stock to be issued.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

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

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 100,000 common shares of the Company. As at September 30, 2021, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company’s growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at September 30, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds. As at September 30, 2021 gross proceeds received are $396,615 and the respective 264,410 are included in common stock to be issued.

On July 1, 2020, the Company entered into a private placement agreement with a third party for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds of. As at September 30, 2021 gross proceeds received are $434,043. As at September 30, 2021, 32,252 shares have been issued and 257,110 shares are included in common stock to be issued.

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company’s growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at September 30, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company’s growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 30,000 common shares of the Company. As at September 30, 2021, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

On January 30, 2021, the Company issued 1,600,000 shares of common stock with a fair value of $272,000 to settle a accounts payable $320,000, resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance (Note 10).

On May 3, 2021, the Company authorised to issue 5,000,000 shares of common stock with a fair value of $900,000 to settle a accounts payable of $815,000, resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement. As at September 30, 2021, these shares have not been issued and included in common stock to be issued. (Note 10).

On June 1, 2021, the Company entered into a private placement agreement with a third party for issue of 666,667 shares at a price of $0.15 per common share for a total of $100,000 gross proceeds. As at September 30, 2021 gross proceeds received are $15,796. As at September 30, 2021, these shares have not been issued and are included in common stock to be issued.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

As at September 30, 2021, the Company has 33,895,157 (December 31, 2020: 32,295,157) shares issued and outstanding common stock (comprising 22,400,419 restricted stock and 11,494,738 unrestricted stock).

Preference Stock

On June 25, 2014, the Board of Directors authorized the following designations for the class of 20,000,000 Preference Shares of the Company of $ 0.001 par value per share:

●	10,000,000 Shares shall be designated “Series A”

Each Preference Share of Series A shall have 100 votes over that of each Common share and shall have rights convertible to 10 Common Shares.

●	10,000,000 Shares shall be designated “Series B”

Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at September 30, 2021 and December 31, 2020, the Company has 1,000,000 outstanding restricted Preference Stock.

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

On June 1, 2020, the Company entered into a share subscription agreement for 233,333 shares of the Company at $1.50 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the Company. As at September 30, 2021 gross proceeds received are $62,000. As at September 30, 2021, 31,333 shares have been issued and 10,000 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the Company. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2021.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

9. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Management fees for the three and nine months ended September 30, 2021 represent charges from directors of $15,005 and $44,997 respectively (2020: $39,377 and $118,506 respectively). Accounts payable as at September 30, 2021 and December 31, 2020 include $45,154 and $254,922, respectively, due to the directors in connection with management fees.

As at September 30, 2021, all loans from related parties remain unpaid.

10. COMMITMENTS

On May 11, 2020, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be mutually agreed as and when services are provided, and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at September 30, 2021, the contract has not been terminated.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders’ behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three and nine months ended September 30, 2021, $80,000 and $222,796 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at September 30, 2021, $97,204 was included in prepaid expenses and is to be expensed out over the period to January 21, 2022.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

On March 23, 2021, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be $100,000 per month and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. On May 3, 2021, the Company re-negotiated the fees of $100,000 per month and agreed to pay $815,000 for the next 12 months from May 1, 2021 to May 1, 2022. During the three and nine months ended September 30, 2021, $203,750 and $339,583 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at September 30, 2021, $475,417 was included in prepaid expenses and is to be expensed out over the period to May 1, 2022.

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

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020 (Unaudited)

(Expressed in US dollars)

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to November 22, 2021, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During October 2021, pursuant to a loan agreement with a third-party dated July 1, 2021, the Company received a further $5,000. This loan is unsecured, bears interest at 5% per annum, and repayable on demand within 180 days of written notice of such demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

We did not realize revenues from operations during the three months ended September 30, 2021 and September 30, 2020. We have been working towards developing our business as a provider of video production services to professional video production companies and to develop our own film projects. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended September 30, 2021, total operating expenses were $337,610 compared to $815,084 in the same period in 2020. Operating expenses are reported in four categories. General and administrative expenses were $684 in the three months ended September 30, 2021 compared to $1,376 in the same period one year earlier. Consulting fees were $283,750 in the three months ended September 30, 2021 compared to $200,000 in the three months ended September 30, 2020. Consulting fees reflect our efforts to increase investor awareness of our company. Management fees were $15,005 during the three months ended September 30, 2021 versus $39,377 in the three months of ended September 30, 2020. The decrease in Management fees reflects lower charges from directors during the period. Professional fees during the three months ended September 30, 2021 were $38,171, compared to $574,331 in the three months ended September 30, 2020; the difference in professional fees is due to changes in providers of our investor awareness activities.

During the three months ended September 30, 2021 we recorded a gain on settlement of nil, compared to $914,008 in the three months ended September 30, 2020. On September 15, 2020, we entered into a Termination Agreement, whereby the Company would not be liable for any payments subsequent to January 31, 2020 under a business advisory and consulting agreement. The Termination Agreement also provided that all prior payments would be deemed full and final for services provided and any unpaid fees as of January 31, 2020 are deemed satisfied and paid in full. As a result of effecting the Termination Agreement, we reported a gain on settlement of payables of $955,000 for the quarter ended September 30 of 2020. On July 23, 2020, the Company issued 1,000,000 shares of common stock pursuant to a settlement agreement for the outstanding convertible note. The common shares were issued in consideration of the outstanding principal amount of the note and accrued interest and fair valued at $94,000 resulting in a loss on settlement of $40,992. The result of these we reported a net Gain/(Loss) on settlement of payables of $914,008 for the period ended September 30, 2020.

During the three months ended September 30, 2021 we recorded an interest expense of $8,003, compared to an interest expense of $5,021 in the three months ended September 30, 2020. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2021.

During the three months ended September 30, 2021, we recorded a loss on exchange of $77,619 compared to a gain of $98,768 in the same three-month period in 2020. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders’ behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three and nine months ended September 30, 2021, $80,000 and $222,796 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at September 30, 2021, $97,204 was included in prepaid expenses and is to be expensed out over the period to January 21, 2022.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

On March 23, 2021, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be $100,000 per month and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. On May 3, 2021, the Company re-negotiated the fees of $100,000 per month and agreed to pay $815,000 for the next 12 months from May 1, 2021 to May 1, 2022. During the three and nine months ended September 30, 2021, $203,750 and $339,583 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at September 30, 2021, $475,417 was included in prepaid expenses and is to be expensed out over the period to May 1, 2022.

As a result of the above, we reported a net loss of $423,232 for the three months ended September 30, 2021 compared to a net income of $192,671 for the same period in 2020. We recorded a foreign currency translation adjustment gain of $80,610 for the three months ended September 30, 2021 compared to a foreign currency translation loss of $105,435 for the three months ended September 30, 2020.

Thus, after the foreign currency translation adjustment, our comprehensive loss for the three months ended September 30, 2021 was $342,622 ($0.01 per share), compared to a comprehensive income for the same three months of 2020 of $87,236 ($0.01 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

We did not realize revenues from operations during the nine months ended September 30, 2021 and September 30, 2020. During the nine months ended September 30, 2021, total operating expenses were $839,589 compared to $2,188,611 in the same period in 2020. Operating expenses are reported in four categories. General and administrative expenses were $3,646 in the nine months ended September 30, 2021 compared to $3,500 in the same period one year earlier. Consulting expenses were $662,379 in the nine months ended September 30, 2021 compared to $800,000 in the nine months ended September 30, 2020. Consulting fees reflect our efforts to increase investor awareness of our company. Management fees were $44,997 during the nine months ended September 30, 2021 versus $118,506 in the nine months of ended September 30, 2020. The decrease in Management fees reflects lower charges from directors during the period. Professional fees during the nine months ended September 30, 2021 were $128,567, compared to $1,266,605 in the nine months ended September 30, 2020. The difference in professional fees is due to changes in providers of our investor awareness activities.

During the nine months ended Sept 30, 2021 we recorded a loss on settlement of $37,000, compared to a gain of $914,008 in the nine months ended September 30, 2020. On September 15, 2020, we entered into a Termination Agreement, whereby the Company would not be liable for any payments subsequent to January 31, 2020 under a business advisory and consulting agreement. The Termination Agreement also provided that all prior payments would be deemed full and final for services provided and any unpaid fees as of January 31, 2020 are deemed satisfied and paid in full. As a result of effecting the Termination Agreement, we reported a gain on settlement of payables of $955,000 for Q3 of 2020. On July 23, 2020, the Company issued 1,000,000 shares of common stock pursuant to a settlement agreement for the outstanding convertible note. The common shares were issued in consideration of the outstanding principal amount of the note and accrued interest and fair valued at $94,000 resulting in a loss on settlement of $40,992. The result of these is that we reported a net Gain on settlement of payables of $914,008 for the nine-month period ended September 30, 2020.

During the nine months ended September 30, 2021 we recorded an interest expense of $17,121 compared to an interest expense of $16,695 in the nine months ended September 30, 2020. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of September 30, 2021.

During the nine months ended September 30, 2021, we recorded a loss on exchange of $4,142 compared to a gain of $102,047 in the same nine-month period in 2020. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders’ behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three and nine months ended September 30, 2021, $80,000 and $222,796 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at September 30, 2021, $97,204 was included in prepaid expenses and is to be expensed out over the period to January 21, 2022.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

On March 23, 2021, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be $100,000 per month and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. On May 3, 2021, the Company re-negotiated the fees of $100,000 per month and agreed to pay $815,000 for the next 12 months from May 1, 2021 to May 1, 2022. During the three and nine months ended September 30, 2021, $203,750 and $339,583 respectively (2020: $nil and $nil respectively) were included in consulting expenses. As at September 30, 2021, $475,417 was included in prepaid expenses and is to be expensed out over the period to May 1, 2022.

As a result of the above, we reported a net loss of $897,852 for the nine months ended September 30, 2021 compared to a net loss of $1,197,696 for the same period in 2020. We recorded a foreign currency translation adjustment gain of $4,538 for the nine months ended September 30, 2021 compared to a foreign currency translation loss of $105,496 for the nine months ended September 30, 2020.

Thus, after the foreign currency translation adjustment, our comprehensive loss for the nine months ended September 30, 2021 was $893,314 ($0.03 per share), compared to a comprehensive loss for the same nine months of 2020 of $1,303,192 ($0.04 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued

Liquidity and Capital Resources

At September 30, 2021, we had total assets of $666,304, consisting of $5,283 in cash, prepaid expenses of $572,621 and intangible assets of $88,400. At December 31, 2020, we had total assets of $135,419, comprised of $39,036 in cash and $7,983 in prepaid expenses and intangible assets of $88,400. The increase in prepaid expenses is attributed to recognition of the terms of the contracts for Investor Relations that were signed in January and March of 2021. Total current liabilities at September 30, 2021 were $947,204, compared to $775,801 at December 31. 2020. Included in current liabilities are accounts payable of $510,614 at September 30, 2021 compared to $357,971 at December 31, 2020, and loans payable that remained essentially unchanged from $367,635 at December 31, 2020 to $378,422 at September 30, 2021. The increase in accounts payable was due to accruals for management fees that were not paid during the quarter. Additionally, accrued liabilities increased slightly from $50,195 at December 31, 2020 to $58,168 at September 30, 2021.

At September 30, 2021 we had a working capital deficit of $369,300 compared to a working capital deficit of $727,782 December 31, 2020. The company has incurred recurring losses from operations and as at September 30, 2021 and December 31, 2020 had an accumulated deficit of $6,215,237 and $5,317,385, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statement, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. We believe the expectations reflected in these forward-looking statements are reasonable, however such expectations cannot guarantee future results, levels of activity, performance or achievements.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2021. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FEARLESS FILMS, INC.

Date: November 22, 2021	By:	/s/ VICTOR ALTOMARE
Victor Altomare
Chief Executive Officer and Director
(Principal Accounting Officer)

