Form 10-K
period 2021-12-31
FEARLESS FILMS, INC.
filed 2022-04-15
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s telephone number, including area code: (888) 928-0184

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of March 31, 2022, the last business day of the registrant’s most recently completed first quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $654,737 based upon the closing price of the registrant’s common stock of $0.05 per share as reported on OTCPink on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers, directors and certain other stockholders; such exclusion shall not be deemed an admission that any such person is an “affiliate” of the registrant for other purposes.)

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of April 13, 2022 was 33,895,157.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15.

FEARLESS FILMS, INC.

As used in this report, unless otherwise indicated, “we”, “us”, “our”, “FERL” and the “Company” refer to Fearless Films, Inc.

PART I

Item 1.	Business

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

Our auditors have issued an opinion that raises substantial doubt about the company’s ability to continue as a going concern based on our current financial position. The ability to continue as a going concern is dependent upon the company generating profitable operations in the future, and/or its ability to obtain the necessary financing to meet its obligations and repay liabilities from normal business operations when due. Management intends to finance operating costs over the next twelve months with existing cash on hand, revenues, if revenues are generated from operations, and/or the sale and issuance of common stock, and/or the issuance of debt.

Business Development

On November 14, 2014, we completed the acquisition of Fearless Films (Canada). The intent of the acquisition was to engage in the business of providing professional services for short film and full-length feature film productions, distribution, and related services. In connection with the acquisition, Fearless Films (Canada) became our wholly-owned subsidiary and the former stockholders of Fearless Films (Canada) obtained control of the consolidated entity. On September 23, 2014, in connection with the acquisition of Fearless Films (Canada), we approved a one share for 1000 shares (1:1,000) reverse split of our outstanding common stock.

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

Because our business is customer-driven, our revenue requirements will be reviewed and adjusted based on sales. Costs associated with operating as a public company are included in management’s budget. Management will be responsible for the preparation of much of the required documents to keep the costs to a minimum.

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

Distribution

From a business perspective, our primary goal is to maximize revenues and seek to maximize the return on investment for our stockholders. However, there can be no assurance that this goal will be achieved or that increased revenues will equate to a higher return on investment. The ultimate commercial success of any video product is dependent on its distribution. Our primary market of service is Canada and the United States. Through our industry connections, we can arrange distribution for our clients’ films, including both theatrical and digital distribution.

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

Our marketing strategy includes a diverse range of promotional communications. Our primary marketing channel is professional networking, using management’s existing industry connections. A key component of this strategy is to seek alliances with video companies that have industry credibility, presence, and distribution. Our networking efforts include attending trade shows, meetings, seminars and industry events. We also use our website for marketing to attract customers and promote and distribute our products. We intend to add online marketing, including advertising, links from Internet directories to our website, referrals from blogs, and Search Engine Optimization (SEO) to have Fearless Films show near the top of the list of relevant Internet searches.

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

Production

The company intends to produce its trailers and movies at the lowest possible cost consistent with the quality that it seeks to achieve. We will attempt to avoid substantial overhead associated with major production companies by maintaining minimal staff. We own some production equipment, but will adopt the standard Industry practice of renting production facilities and equipment and engaging free-lance production staff on an “as-needed” basis.

We expect the total production period for a company-produced trailer to generally continue for as long as three months and, in some instances, even longer. Feature-length movie production may take up to 12 months or longer. Multiple projects may run concurrently, should we have sufficient funds available to do so.

Strategic Relationships

We currently do not have any material strategic relationships. Management’s goal is to seek out and develop meaningful relationships with individuals and entities that can enhance the fulfillment of our business plan.

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

Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and “fixed” in a copy. We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office. Both offices will register claims to copyright and issue certificates of registration, but neither will “grant” or “issue” copyrights. Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright in both Canada and the United States does not cover the idea or concept behind the work, or any characters portrayed in the work. Registration with the appropriate office establishes a public record of the copyright claim.

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor and others. Under the laws of both the United States, and Canada, these individuals are not always considered the “authors,” however, because a motion picture is frequently a “work made for hire.” In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes. We intend all of our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

Canada’s copyright law is distinguished from that of the United States by recognizing the moral rights of authors. Moral rights refer to the rights of authors to have their names associated with their work, and the right to not have their work distorted, mutilated or otherwise modified, or used in association with a product, service, cause or institution in a way that is prejudicial to their honor or reputation. Moral rights cannot be sold or transferred, but they can be waived. We intend that all individuals who contribute to the creation of any of our motion pictures will be required to waive any such moral rights that they may have in the motion picture.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending. Publication also refers to an offering made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like), for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation. The work is ordinarily given a term enduring for the author’s life plus an additional 70 years after the author’s death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

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

Television Syndication

If the producer has entered into a commercial television network license, the property may be shown shortly after its completion through a number of outlets. This activity, known as “syndication,” has become an important source of revenues as the number of, and competition for, programming among local television stations has increased.

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

Item 1A.	Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Properties.

We do not presently own any property.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is presently quoted on the OTCPink under the trading symbol “FERL”, although there has not been a continuous, active trading market for the shares. The most recent reported trade by the OTCPink was on April 11, 2022 at a price of $0.05 per share.

Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC for the past two fiscal years ended December 31, 2021 and 2020 and the second quarter of 2022 through April 11, 2022. Stock prices have been adjusted for the one share for ten share reverse stock split effected December 8, 2020.

	High	Low
Fiscal year ending December 31, 2022
First Quarter	$0.09	$0.02
Second Quarter (through April 11, 2022)	$0.09	$0.04
Fiscal year ended December 31, 2021
First Quarter	$0.22	$0.10
Second Quarter	$0.19	$0.16
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.09	$0.03
Fiscal year ended December 31, 2020
First Quarter	$3.85	$0.43
Second Quarter	$2.40	$0.15
Third Quarter	$1.30	$0.32
Fourth Quarter	$0.55	$0.10

As of April 11, 2022, there were approximately 121 stockholders of record of our common stock, which does not consider those stockholders whose certificates are held in the name of broker-dealers or other nominee accounts.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. Many states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any state.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during fiscal year ended December 31, 2021.

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

On May 3, 2021, the Company authorised to issue 5,000,000 shares of common stock with a fair value of $900,000 to settle a accounts payable of $815,000, resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement. As at December 31, 2021, these shares have not been issued and included in common stock to be issued.

On June 1, 2021, the Company entered into a private placement agreement with a third party for issue of 666,667 shares at a price of $0.15 per common share for a total of $100,000 gross proceeds. As at December 31, 2021 gross proceeds received are $15,796. As at December 31, 2021, these shares have not been issued and are included in common stock to be issued.

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

As at December 31, 2021, the Company has 33,895,157 (December 31, 2020: 32,295,157) shares issued and outstanding common stock (comprising 22,400,419 restricted stock and 11,494,738 unrestricted stock).

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange nor the NASDAQ Stock Market in the foreseeable future. Therefore, our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is a penny stock unless that security is:

●	Registered and traded on a national securities exchange meeting specified criterion set by the SEC;

●	authorized for quotation on the NASDAQ Stock Market;

●	issued by a registered investment company;

●	excluded from the definition based on price (at least $5.00 per share) or the issuer’s net tangible assets; or

●	exempted from the definition by the SEC.

Broker-dealers who sell penny stocks to persons other than established customers and accredited investors, are subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets more than $1,000,000, excluding their principal residence, or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and receive the purchaser’s written consent to the transaction prior to the purchase. Additionally, the rules require the delivery by the broker-dealer to the client, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.

These requirements may be considered cumbersome by broker-dealers and impact the willingness of a broker-dealer to trade and/or make a market in our shares, which could affect the value at which our shares trade. Classification of the shares as penny stocks may affect the ability of stockholders to sell their shares and increases the risk of an investment in our shares.

Rule 144

A total of 22,400,419 shares of our common stock presently outstanding and not registered for resale under the registration statement effective as of February 11, 2020, are deemed to be “restricted securities” as defined by Rule 144 promulgated by the Securities Act. Rule 144 is the common means for a stockholder to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted control shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are required to be aggregated), including a person who may be deemed an “affiliate” of a company of a company filing reports under the Exchange Act, who has beneficially owned restricted securities for at least six months may sell, within any three-month period, a number of shares that does not exceed the greater of:

●	1% of the then-outstanding shares of common stock; or

●	the average weekly trading volume of the common stock listed on a national securities exchange during the four calendar weeks preceding the date on which notice of such sale was filed under Rule 144.

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

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Business Overview

Our company was organized as MYG Corp. under the laws of the State of Nevada on July 6, 2000 and underwent name changes to BisAssist, Inc. on December 21, 2000 and to Cody Ventures Corporation on October 11, 2004. On April 7, 2011, the company changed its name to Paw4mance Pet Products International, Inc. to reflect the business of distributing natural-based pet foods and treats. On September 26, 2014, the company changed its name to Fearless Films, Inc. in anticipation of the acquisition of Fearless Films (Canada). On November 14, 2014, the company completed the acquisition of Fearless Films (Canada), which became a wholly-owned subsidiary of the company. The intent of the acquisition was to engage in the business of providing professional services for short film and full-length feature film productions and related services under the guidance of the founder of Fearless Films (Canada), Victor Altomare.

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

Results of Operations

For the year ended December 31, 2021 compared to the year ended December 31, 2020.

We did not realize revenues from operations during the years ended December 31, 2021 and December 31, 2020. While developing our business as a provider of video production services to professional video production companies, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. During 2022 we hope to secure financing that will enable us to complete existing projects and develop marketing plans.

During the year ended December 31, 2021, total operating expenses were $1,192,317 compared to $2,317,276 in 2020. Operating expenses are reported in the following categories. General and administrative expenses were $4,054 in 2021 compared to $4.440 in 2020, essentially unchanged. Management fees were $59,982 in 2021 compared to $133,690 in 2020, a decrease of $73,708 (45%), attributed to the effect of new management contracts entered into in 2020. Professional fees during 2021 were $182,152 compared to $1,379,146 in 2020, a decrease of $1,196,994 (87%) that is primarily due to expenses of $1,168,378 for investor relations activities during 2020 not being repeated in 2021. Stock based compensation was nil for 2021 compared to $nil in 2020. Additionally, during 2021 we recorded consulting expenses of $946,129 compared to $800,000 in 2020 The consulting expenses mainly relate to investor relations activity and a change in consultants led to the increase in 2021 as compared to 2020

During 2021 we recorded a net loss of $37,000 for settlement of debt compared to a gain of $914,008 in 2020. In September of 2020 the Company entered into a Termination Agreement effective January 31, 2020. under which amounts owing under the Agreement were waived, resulting in a gain on settlement of $955,000, as explained in Note 10 of the financial statements. Also, during 2021 we recorded an interest expense of $21,892 compared to $20,910 in 2020. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of December 31, 2021 and 10% per annum on all notes payable. Further, in 2021 we recorded a loss on exchange of $8,654 compared to a loss $224,714 in 2020. The loss is the result of translations as the functional currency of our parent company is United States dollars and the functional currency of our subsidiary is Canadian dollars. We also incurred a financing cost of $50,000 in 2019, which is evidenced by a convertible promissory note issued to Crown Bridge Partners as a commitment fee related to the Equity Purchase Agreement entered into during 2019. This note also has a discount of $10,000 at the time of issuance which is being amortized over the term of the note. During the year ended December 31, 2021 no discount has been amortized as compared to amortization of $8,445 in 2020 as the note discount was fully amortized at the end of 2020.

As a result of the above, we reported a net loss of $1,242,555 for 2021 compared to a net loss of $1,207,909 for 2020. We recorded a foreign currency translation adjustment gain of $9,705 for 2021 compared to a foreign currency translation loss of $230,186 for 2020. Because the functional currency of our parent, Fearless Films, is United States dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars, an adjustment is necessary. Thus, after the foreign currency translation adjustment, our comprehensive loss for 2021 was $1,252,260 ($0.04 per share) compared to a comprehensive loss for 2020 of $1,438,095 ($0.04 per share), Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At fiscal year ended December 31, 2021 compared to fiscal year ended December 31, 2020.

At December 31, 2021, we had total assets of $379,087, comprised of $1,816 in cash and $288,781 in prepaid expenses. At December 31, 2020, we had total assets of $135,419 consisting of $39,036 in cash and prepaid expenses of $7,983. The decrease in cash during fiscal 2021 is due to payments made against current liabilities. The increase in prepaid expenses during fiscal 2021 is attributed to early payments against costs of an investor relations agreement entered into in March of 2021. Total current liabilities at December 31, 2021 were $1,005,933 compared to $775,801, at December 31. 2020. Included in current liabilities are accounts payable that increased to $546,393 at December 31, 2021 from $357,971 at December 31, 2020, and loans payable that increased from $367,635 at December 31, 2020 to $378,519 at December 31, 2021. The increase in accounts payable was due to the timing of accruals for services that were rendered, but not fully paid in cash. The increase in loans payable during 2021 was attributed to the company entering into loan agreements with third parties raising total gross proceeds of $10,000. Additionally, accrued liabilities increased from $50,195 at December 31, 2020 to $81,021at December 31, 2021.

At December 31, 2021 we had a working capital deficit of $626,846 compared to a working capital deficit of $640,382 at December 31, 2020. The company has incurred recurring losses from operations and as at December 31, 2021 and December 31, 2020 had an accumulated deficit of $6,559,940 and $5,317,385, respectively. We continue to seek additional funding, most likely through the Equity Line, the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding other than the Equity Line.

As of December 31, 2021, we did not have sufficient cash to fund our operations for the next twelve months.

Our capital requirements going forward will consist of financing operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed ongoing operating expenses. Except for the Equity Line, we do not have any credit agreement or source of liquidity immediately available to us.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $6,559,940 as of December 31, 2021. This loss carry-forward may be offset against future taxable income. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used. No tax benefit has been reported in the financial statements for the years ended December 31, 2020 and 2019 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no revenues.

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

Historically, our operations have primarily been funded through proceeds from existing stockholders in exchange for equity and debt. At December 31, 2021, we had a cash balance of $1,816. There are no commitments in place, other than the Equity Line, for new financing as of the date of this report and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to fund operations plus new film projects. To that end, we may be required to raise additional funds through other equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities; or (d) seek protection from creditors.

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

Foreign Currency Translation

The functional currency of our parent company is United Stated dollars and the functional currency of our subsidiary, Fearless Films (Canada), is Canadian dollars. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating financial statements of the company’s Canadian subsidiary from its functional currency into the company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. To date, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the company’s financial position or statements.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

JOBS Act

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

●	Be exempted from the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring its independent registered public accounting firm to provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempted from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer, and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934; and

●	instead provide a reduced level of disclosure concerning executive compensation, and be exempted from any rules that may be adopted by the Public company Accounting Oversight Board requiring mandatory audit firm rotations, or a supplement to the auditor’s report on the financial statements.

It should be noted that notwithstanding our status as an emerging growth company, we would be eligible for these exemptions because of our status as a “smaller reporting company” as defined by the Exchange Act.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and related notes are included as part of this report as indexed in the appendix beginning on page F-1, immediately following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

As of the end of the fiscal year covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2021. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of our present directors and executive officers.

Name	Age	Position
Victor Altomare	54	Chief Executive Officer, Chairman of Board of Directors and Director, President of Fearless Films Inc. (Canada)

Robert Davi	70	Director

Eugene Gelsomino	40	Director and Secretary

Goran Kalezic	59	Director

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

All directors serve for a one-year term until their successors are elected or they are re-elected at the annual stockholders’ meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

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

Robert Davi is an award-winning actor, screenwriter, director, producer and jazz vocalist with over 140 film and TV credits. From his portrayal of the opera singing baddie in The Goonies and one of the most popular James Bond villains, Franz Sanchez in License to Kill, to FBI Special Agent Big Johnson in Die Hardor Al Torres in Showgirls, to most recently Leo Marks in The Iceman, Robert Davi is one of the film industry’s most recognized tough guys. He has also starred on the small screen in hit shows like Profiler, Stargate Atlantis, Criminal Minds and CSI. He is also a top vocalist in interpreting the Great American Songbook, playing to sold-out audiences at venues like the Venetian in Las Vegas as a headliner, the Harry Chapin Theater in East Meadow, Long Island and the Orleans in Las Vegas. His debut album, Davi Sings Sinatra -On the Road to Romance, produced by Phil Ramone rose to number six for several weeks on Billboard’s Jazz Charts.

Goran Kalezic was a co-founder of Fearless Films (Canada) and is a writer and director, known for The Great Chameleon(2012) –recognized as a revolutionary comedy on major digital platforms, The Bartender(2005) –voted audience favorite at Indyfest ,Bag the Wolf(2000) –played nationwide on primetime networks, and Only Minutes (1998) –Finalist at the Hollywood Film Festival. He is also the author of Dostoevsky’s Anarchists: A Screenplay Adaptation of Dostoevsky’s Demons(2018).

Eugene Gelsomino has been a Director of Fearless Films since January of 2018. Since 2016 he has acted as managing partner at Church Aperitivo Bar on Queen St W in Toronto, Ontario. Mr. Gelsomino’s main focus is on creating partnerships and marketing strategies to generate and drive business as well as to facilitate the booking of private and corporate functions. From 2013 to the present, he has been co-producer with Fearless Films, responsible for ensuring that projects stay on their production schedules and within budget. He is also responsible for post-production efforts including arranging and selling film distribution rights

Committees of the Board of Directors

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

None of our officers, directors or control persons has had any of the following events occur:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●	being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Item 11.	Executive Compensation.

The following represents the annual executive compensation through the company’s past 3 years ended December 31, 2020 for (i) Dennis dos Santos, the company’s former President and CEO; and (ii) Victor Altomare, President and CEO

Summary Compensation Table for 2020

Name and principal position	Year	Salary	Bonus Awards	Stock Awards	All other compensation		Total

Victor Altomare, (PEO)	2021	$19,023	$-0-	$-0-	$40,977		$60,000
CEO and President of subsidiary,	2020	$43,496	$-0-	$-0-	$16,504		$60,000
Fearless Films, Inc. (Canada)(2)	2019	$38,235	$-0-	$-0-	$21,765		$60,000

Dennis dos Santos,	2021	$-0-	$-0-	$-0-	$-0-	(3)	$ 0-0
Former CEO	2020	$-0-	$-0-	$-0-	$73,800	(3)	$73,800
	2019	$16,600	$-0-	$-0-	$81,800	(3)	$98,400

(1)	On September 21, 2018, the board of directors authorized the issuance of 3,000,000 pre-split shares (300,000 shares post reverse split) of common stock to Dennis dos Santos as past compensation for his services on the board and as CEO. The shares were valued at $21,000 and were subsequently certificated and issued.

(2)	Victor Altomare serves as CEO of our subsidiary, Fearless Films, Inc. Mr. Altomare has not taken a salary or been otherwise compensated in the past, but he has entered into a consulting agreement, effective as of January 1, 2019, that will pay him $5,000 per month and reimburse him for out-of-pocket business expenses.

(3)	The amount shown as other compensation is the difference between the contracted amount due to Mr. dos Santos and cash payments made by the company, which has been accrued as accounts payable.

The following table represents compensation to company directors during the years ended December 31, 2020, 2019 and 2018. Mr. Altomare’s (4) compensation as a director and CEO is depicted in the table above. Mr. dos Santos’s compensation as former Director and CEO is depicted in the table above. MR. dos Santos resigned as director and CEO effective September 27, 2020.

Directors Compensation Table for 2020

Name	Year Reported	Salary	Stock Awards	Total Compensation
Robert Davi (3)	2021	0	0	0
	2020
	2019

Goran Kalezic(3)	2021	0	0	0
	2020

Ann Gerard (2)	2021	$-0-	$-0-	$-0-
	2020	$-0-	$-0-	$-0-
	2019	$-0-	$-0-	$-0-

Eugene Gelsomino	2021	$-0-	$-0-	$-0-
	2020	$-0-	$-0-	$-0-
	2019	$-0-	$-0-	$-0-

(1)	Ann Gerard resigned as a Director effective September 27, 2020.
(2)	Robert Davi and Goran Kalezic became directors on September 27, 2020.
(3)	Victor Altomare became a director on September 27, 2020.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 15, 2021, to the best of our knowledge, with respect to each person believed to be the beneficial owner of more than 5% of our outstanding common stock, each director and executive officer and by all directors and executive officers as a group. For purposes of disclosure, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Directors and Officers

Victor Altomare (4)	31,093,420	91.73%
Eugene Gelsomino	15,000	0.05%
Robert Davi	20	0.05%
Goran Kalezic	70,000	0.20%
All directors and officers (4) as a group (4 persons)	21,178,440	62.48%

Other Beneficial Owners

Domenic DeMaria	2,200,004	6.50%

(1)	Unless otherwise indicated, the address for each person listed above is c/o Fearless Films, Inc., 467 Edgeley Blvd., Unit 2, Concord, ONT L4K 4E9 Canada.
(2)	Unless otherwise indicated, we have been advised that each person named above is the beneficially owner and has voting power over the shares indicated.
(3)	Percentage ownership is based on 33,895,157 shares of common stock outstanding as of April 11, 2022.
(4)	The share amount for Mr. Altomare includes 10,000,000 shares of common stock that are issuable upon conversion of 1,000,000 shares of Series “A” Preferred Stock owned by Mr. Altomare, whereby each Preferred share is convertible into ten shares of common stock. Each share of Series “A” Preferred Stock also includes super voting rights whereby, Mr. Altomare is entitled to 100 votes over that of each common share on any issue subject to a vote of common stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals’ immediate family.

On September 21, 2018, the company entered into an agreement with Victor Altomare, President of Fearless Films (Canada), whereby Mr. Altomare converted $1,133,949.80 in debt owed him by the company into 161,992,828 pre-split shares of common stock. The debt has accumulated since November 2014 and carried no interest.

Item 14.	Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our current independent registered public accounting firm Fruci & Associates II, PLLC:

	2021	2020
Audit fees	$17,000	$15,000
Interim Reviews	9,900	10,750
Tax fees	-	-
All other fees	2,000	1,900

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1(1)	Articles of Incorporation (Nevada)
3.2(1)	Amendments to Articles of Incorporation
3.3(1)	Bylaws
3.4(1)	Instrument defining security holder rights – Specimen Stock Certificate
10.1(2)	Consulting Agreement with CEO
10.2(3)	Consulting Agreement with Victor Altomare
10.3(4)	Equity Purchase Agreement with Crown Bridge Partners, LLC
10.4(4)	Registration Rights Agreement with Crown Bridge Partners, LLC
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Filed as exhibit to initial filing of Form S-1 on October 12, 2018.
(2)	Filed as exhibit to Amendment No. 1 to Form S-1 on January 4, 2019.
(3)	Filed as exhibit to Amendment No. 2 to Form S-1 on May 3, 2019.
(4)	Filed as exhibit to initial filing of Form S-1 on February 3, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fearless Films, Inc.

By:	/S/ Victor Altomare
Victor Altomare
Chief Executive Officer
Dated: April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VICTOR ALTOMARE	Director	April 15, 2022
Victor Altomare

/S/ ROBERT DAVI	Director	April 15, 2022
Robert Davi

/S/ GORAN KALEZIC	Director	April 15, 2022
Goran Kalezic

/S/ EUGENE GELSOMINO	Director	April 15, 2022
Eugene Gelsomino

Consolidated Financial Statements

Fearless Films, Inc.

For the years ended December 31,2021 and 2020

Fearless Films, Inc.

Consolidated Financial Statements

For the years ended December 31,2021 and 2020

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fearless Films, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fearless Films, Inc. and Subsidiary (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, recurring net losses, and a significant working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Spokane, Washington
April 15, 2022

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	As at	As at
	December 31,	December 31,
	2021	2020
	$	$
ASSETS

Cash	1,816	39,036
Prepaid expenses [Note 10]	288,871	7,983
Total current assets	290,687	47,019

Intangible Assets [Note 5]	88,400	88,400
Total assets	379,087	135,419

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Accounts payable [Note 6]	546,393	357,971
Accrued liabilities	81,021	50,195
Loan payable [Note 7]	378,519	367,635
Total current liabilities	1,005,933	775,801
Total liabilities	1,005,933	775,801

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at December 31, 2021 and December 31, 2020 respectively [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 33,895,157 and 32,295,157 shares issued and outstanding as at December 31, 2021 and December 31,2020 respectively [Note 8]	33,895	32,295
Common stock to be issued [Note 8]	1,872,149	878,353
Additional paid-in-capital	3,869,088	3,598,688
Accumulated other comprehensive income	156,962	166,667
Accumulated deficit	(6,559,940)	(5,317,385)
Total stockholders deficiency	(626,846)	(640,382)
Total liabilities and stockholders deficiency	379,087	135,419

Going Concern [Note 3]
Subsequent events [Note 11]

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US dollars)

	Year	Year
	ended	ended
	December 31,	December 31,
	2021	2020
	$	$

REVENUE	—	—

EXPENSES
General and administrative	4,054	4,440
Consulting Expenses [Note 10]	946,129	800,000
Management fees [Note 9]	59,982	133,690
Professional fees	182,152	1,379,146
Total operating expenses	1,192,317	2,317,276

(Loss) / Gain on settlement of payables [Note 8 & 10]	(37,000)	914,008
Interest Expense [Note 7]	(21,892)	(20,910)
Amoritization of debt discount [Note 8]	—	(8,445)
Exchange (Loss) / Gain	8,654	224,714
Net (loss) income before income taxes	(1,242,555)	(1,207,909)

Income taxes	—	—
Net (loss) income	(1,242,555)	(1,207,909)

Foreign currency translation adjustment	(9,705)	(230,186)
Comprehensive (loss) income	(1,252,260)	(1,438,095)

(Loss) earnings per share - basic and diluted	(0.04)	(0.04)

Weighted average number of common shares - basic and diluted	33,768,034	31,873,167

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal paid-in capital	other compreshensive income	Accumulated deficit	Total
		$		$		$	$	$	$	$
As at December 31, 2019	1,000,000	1,000	31,655,005	31,655	—	—	2,861,700	396,853	(4,109,476)	(818,268)

Share Subscription for cash	—	—	370,152	370	585,569	878,353	554,858	—	—	1,433,581
Shares issued for acquisition of intagible assets	—	—	170,000	170	—	—	88,230	—	—	88,400
Shares issued for repayment of convertible notes	—	—	100,000	100	—	—	93,900	—	—	94,000
Foreign currency translation	—	—	—	—	—	—	—	(230,186)	—	(230,186)
Net loss for the period	—	—	—	—	—	—	—	—	(1,207,909)	(1,207,909)
As at December 31, 2020	1,000,000	1,000	32,295,157	32,295	585,569	878,353	3,598,688	166,667	(5,317,385)	(640,382)
Share Subscription for cash	—	—	—	—	157,308	93,796	—	—	—	93,796
Shares issued for settlement of accounts payable	—	—	1,600,000	1,600	5,000,000	900,000	270,400	—	—	1,172,000
Foreign currency translation	—	—	—	—	—	—	—	(9,705)	—	(9,705)
Net loss for the period	—	—	—	—	—	—	—	—	(1,242,555)	(1,242,555)
As at December 31, 2021	1,000,000	1,000	33,895,157	33,895	5,742,877	1,872,149	3,869,088	156,962	(6,559,940)	(626,846)

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year	Year
	ended	ended
	December 31,	December 31,
	2021	2020
	$	$

OPERATING ACTIVITIES
Net (loss) income	(1,242,555)	(1,207,909)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts payable	37,000	(914,008)
Amortization of debt discount	—	8,445

Changes in operating assets and liabilities:
Prepaid expenses	(280,854)	(6,943)
Accounts payable	1,323,189	894,994
Accrued liabilities	30,728	25,858
Cash used in operating activities	(132,492)	(1,199,583)

FINANCING ACTIVITIES
Issue of Shares for cash	93,796	1,433,581
Proceeds from Loans Payable	10,800	28,000
Cash provided by financing activities	104,596	1,461,581

Net increase (decrease) in cash during the period	(27,896)	261,998

Effect of foreign currency translation	(9,324)	(225,741)

Cash at beginning	39,036	2,779
Cash at end	1,816	39,036

Non Cash Transactions
Settlement of convertible note through issuance of common shares	—	50,000

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the years ended December 31,2021 and 2020 have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at December 31, 2021 and December 31, 2020 and had a working capital deficiency of $715,246 and $728,782 respectively and an accumulated deficit of $6,559,940 and $5,317,385 respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

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

For the years ended December 31, 2021 and 2020

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

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the years ended December 31,2021 and December 31, 2020, the Company incurred $2,421 and $1,325 respectively in advertising and marketing costs included in General and Administrative costs.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1,2018 using the full retrospective method.

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

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These financial instruments include cash and accounts payable. The Company’s cash, which is carried at fair value, is classified as a Level 1 financial instrument. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Intangible Assets

Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which the carrying amount exceeds its fair value. The Company considers the intangibles acquired as assets with indefinite life and so not amortized. Acquired films rights have a three-year development limitation, after which if development has not started the film assets are to be recorded as impaired.

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

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the potential impact but does not believe there will be an impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company is currently evaluating the potential impact but does not believe there will be an impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not believe there will be an impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.

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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	December 31, 2021 $	December 31, 2020 $

Rights to an online film marketplace	52,000	52,000
Rights and interests in Films	20,800	20,800
Film Scripts	15,600	15,600
Net carrying value	88,400	88,400

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

5. INTANGIBLE ASSETS (continued)

All intangible assets are considered to be indefinite life assets and not amortized. Acquired films rights have a three-year development limitation, after which if development has not started the film assets are to be recorded as impaired.

6. ACCOUNTS PAYABLE

As at December 31, 2021, total accounts payable include $57,651 (December 31, 2020: $16,504) payable to directors of the Company.

7. LOANS PAYABLE

On July 1, 2021, the Company entered into a loan agreement with a third party for $50,000. The loan is unsecured, bears interest at 5% per annum, and repayable on demand within 180 days of written notice of such demand. As at December 31, 2021, total gross proceeds received against this loan are $10,800.

As at December 31, 2021, the Company owed $378,519 (2020: $367,635) under various loan agreements with third parties and shareholders. All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of December 31, 2021.

As at December 31, 2021, accrued liabilities includes interest on loans payable of $301 and implied interest on loans payable of $49,003.

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

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

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

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 666,667 shares at a price of $1.50 per common share for a total of $1,000,000 gross proceeds. As at December 31, 2021 gross proceeds received are $657,923. As at December 31, 2021, 337,900 shares have been issued and 100,715 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2022.

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 100,000 common shares of the Company. As at December 31, 2021, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company’s growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at December 31, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds. As at December 31, 2021 gross proceeds received are $402,615 and the respective 268,410 shares are included in common stock to be issued.

On July 1, 2020, the Company entered into a private placement agreement with a third party for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds of. As at December 31, 2021 gross proceeds received are $451,043. As at December 31, 2021, 32,252 shares have been issued and 268,443 shares are included in common stock to be issued.

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company’s growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at December 31, 2021, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company’s growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 30,000 common shares of the Company. As at December 31, 2021, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

On January 30, 2021, the Company issued 1,600,000 shares of common stock with a fair value of $272,000 to settle a accounts payable $320,000, resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance (Note 10).

On May 3, 2021, the Company authorised to issue 5,000,000 shares of common stock with a fair value of $900,000 to settle a accounts payable of $815,000, resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement. As at December 31, 2021, these shares have not been issued and included in common stock to be issued. (Note 10).

On June 1, 2021, the Company entered into a private placement agreement with a third party for issue of 666,667 shares at a price of $0.15 per common share for a total of $100,000 gross proceeds. As at December 31, 2021 gross proceeds received are $15,796. As at December 31, 2021, these shares have not been issued and are included in common stock to be issued.

As at December 31, 2021, the Company has 33,895,157 (December 31, 2020: 32,295,157) shares issued and outstanding common stock (comprising 22,400,419 restricted stock and 11,494,738 unrestricted stock).

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
Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at December 31, 2021 and December 31, 2020, the Company has 1,000,000 outstanding restricted Preference Stock.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

On June 1, 2020, the Company entered into a share subscription agreement for 233,333 shares of the Company at $1.50 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the Company. As at December 31, 2021 gross proceeds received are $67,000. As at December 31, 2021, 31,333 shares have been issued and 13,333 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the Company. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2022

Management fees for the year ended December 31, 2021 represent charges from directors of $59,982 (2020: $133,690). Accounts payable as at December 31, 2021 and December 31, 2020 include $57,650 and $254,922, respectively, due to the directors in connection with management fees.

As at December 31, 2021, all loans from related parties remain unpaid

10. COMMITMENTS

On May 11, 2020, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be mutually agreed as and when services are provided, and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. As at December 31, 2021, the contract has not been terminated.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

10. COMMITMENTS (continued)

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders’ behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the year ended December 31, 2021, $302,796 (2020: $nil) was included in consulting expenses. As at December 31, 2021, $17,204 was included in prepaid expenses and is to be expensed out over the period to January 21, 2022.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

On March 23, 2021, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be $100,000 per month and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. On May 3, 2021, the Company re-negotiated the fees of $100,000 per month and agreed to pay $815,000 for the next 12 months from May 1, 2021 to May 1, 2022. During the year ended December 31, 2021, $543,333 (2020: $nil) was included in consulting expenses. As at December 31, 2021, $271,667 was included in prepaid expenses and is to be expensed out over the period to May 1, 2022.

On May 3, 2021, the Company authorized to issue 5,000,000 common stock shares in settlement of the first-year fees of $815,000. At date of settlement, the shares were fair valued at $900,000 resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement.

11. INCOME TAXES

Income taxes

The provision for income taxes differs from the amounts which would be provided by applying a combined statutory income tax rates of approximately 21% for the years ended December 31, 2021 and December 31, 2020, as follows:

	Year ended December 31, 2021 $	Year ended December 31, 2020 $

Net income (loss) before income taxes	(1,242,555)	(1,207,909)
Expected income tax expense (recovery)	(273,037)	(313,692)
Non-deductible expenses	-	-
Change in valuation allowance	273,037	313,692

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Expressed in US dollars)

11. INCOME TAXES (continued)

Deferred tax assets

	As at December 31, 2021 $	As at December 31, 2020 $

Non-capital loss carry forwards	(1,730,604)	(1,143,875)
Valuation allowance	1,730,604	1,143,875
	-	-

As of December 31, 2021, and December 31, 2020, the Company determined that a valuation allowance relating to above deferred tax asset of the Company was necessary. This determination was based largely on the negative evidence represented by the losses incurred. The Company decided not to recognize any deferred tax asset, as it is not more likely than not to be realized. Therefore, a valuation allowance of $1,730,604 and $1,143,875, for the years ended December 31, 2021 and December 31, 2020, respectively, was recorded to offset deferred tax assets.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended December 31, 2021 and 2020 at 21% compared to the rate of 35% prior to the change in corporation tax rates for previous years.

As of December 31, 2021, and December 31, 2020, the Company has approximately $6,559,940 and $5,317,385, respectively, of non-capital losses available to offset future taxable income. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carry forwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carry back is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carry back of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

As at December 31, 2021, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 15, 2022, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

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

