Form 10-Q
period 2022-03-31
FEARLESS FILMS, INC.
filed 2022-05-23
CIK 1122742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2022

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 20, 2022

Common Stock, $0.001 par value	33,895,157

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited balance sheet of Fearless Films, Inc. at March 31,2022, related to the unaudited statements of operations and statements of cash flows for the three and nine months ended March 31, 2022 and 2021, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company’s December 31, 2021 financial statements included in the company’s 10-K Annual Report filed with the SEC on April 15, 2022. Operating results for the period ended March 31, 2022, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2022, or any other subsequent period.

3

Consolidated Financial Statements (Unaudited)

Fearless Films, Inc.

For the three months ended March 31, 2022 and 2021

Fearless Films, Inc.

Consolidated Financial Statements

For the three ended March 31, 2022 and 2021

5

Fearless Films, Inc.

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

(Expressed in US dollars)

	As at	As at
	March 31,	December 31,
	2022	2021
	$	$
ASSETS

Cash	2,725	1,816
Prepaid expenses [Note 10]	67,917	288,871
Total current assets	70,642	290,687

Intangible Assets [Note 5]	88,400	88,400
Total assets	159,042	379,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Accounts payable [Note 6]	594,175	546,393
Accrued liabilities	88,804	81,021
Loan payable [Note 7]	383,808	378,519
Total current liabilities	1,066,787	1,005,933
Total liabilities	1,066,787	1,005,933

Stockholders deficiency
Preferred stock, $0.001 par value, 20,000,000 authorized. 1,000,000 shares issued and outstanding as at March 31, 2022 and December 31, 2021 respectively [Note 8]	1,000	1,000
Common stock, $0.001 par value, 500,000,000 authorized, 33,895,157 shares issued and outstanding as at March 31, 2022 and December 31,2021 respectively [Note 8]	33,895	33,895
Common stock to be issued [Note 8]	1,872,149	1,872,149
Additional paid-in-capital	3,869,088	3,869,088
Accumulated other comprehensive income	112,417	156,962
Accumulated deficit	(6,796,294)	(6,559,940)
Total stockholders deficiency	(907,745)	(626,846)
Total liabilities and stockholders deficiency	159,042	379,087

Going Concern [Note 3]
Subsequent events [Note 11]

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Expressed in US dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2022	2021
	$	$

REVENUE	—	—

EXPENSES
General and administrative	582	2,862
Consulting Expenses [Note 10]	220,954	62,796
Management fees [Note 9]	14,965	15,028
Professional fees	35,780	48,415
Total operating expenses	272,281	129,101

(Loss) / Gain on settlement of payables [Note 8 & 10]	—	48,000
Interest Expense [Note 7]	(4,729)	(4,534)
Exchange (Loss) / Gain	40,656	33,419
Net (loss) income before income taxes	(236,354)	(52,216)

Income taxes	—	—
Net (loss) income	(236,354)	(52,216)

Foreign currency translation adjustment	(44,545)	(34,847)
Comprehensive (loss) income	(280,899)	(87,063)

(Loss) earnings per share - basic and diluted	(0.01)	(0.00)

Weighted average number of common shares - basic and diluted	33,895,157	33,379,601

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

(Expressed in US dollars)

	Preference stock		Common stock		Common stock to be issued		Additonal paid-in	Accumulated other compreshensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	income	deficit	Total
		$		$		$	$	$	$	$
As at December 31, 2020	1,000,000	1,000	32,295,157	32,295	585,569	878,353	3,598,688	166,667	(5,317,385)	(640,382)

Share Subscription for cash	—	—	—	—	33,333	50,000	—	—	—	50,000
Shares issued for settlement of accounts payable	—	—	1,600,000	1,600	—	—	270,400	—	—	272,000
Foreign currency translation	—	—	—	—	—	—	—	(34,847)	—	(34,847)
Net loss for the period	—	—	—	—	—	—	—	—	(52,216)	(52,216)
As at March 31, 2021	1,000,000	1,000	33,895,157	33,895	618,902	928,353	3,869,088	131,820	(5,369,601)	(405,445)

Share Subscription for cash	—	—	—	—	53,870	8,080	—	—	—	8,080
Shares issued for settlement of accounts payable	—	—	—	—	5,000,000	900,000	—	—	—	900,000
Foreign currency translation	—	—	—	—	—	—	—	(41,225)	—	(41,225)
Net loss for the period	—	—	—	—	—	—	—	—	(422,404)	(422,404)
As at June 30, 2021	1,000,000	1,000	33,895,157	33,895	5,672,772	1,836,433	3,869,088	90,595	(5,792,005)	39,006

Share Subscription for cash	—	—	—	—	61,439	22,716	—	—	—	22,716
Foreign currency translation	—	—	—	—	—	—	—	80,610	—	80,610
Net loss for the period	—	—	—	—	—	—	—	—	(423,232)	(423,232)
As at September 30, 2021	1,000,000	1,000	33,895,157	33,895	5,734,211	1,859,149	3,869,088	171,205	(6,215,237)	(280,900)

Share Subscription for cash	—	—	—	—	8,666	13,000	—	—	—	13,000
Foreign currency translation	—	—	—	—	—	—	—	(14,243)	—	(14,243)
Net loss for the period	—	—	—	—	—	—	—	—	(344,703)	(344,703)
As at December 31, 2021	1,000,000	1,000	33,895,157	33,895	5,742,877	1,872,149	3,869,088	156,962	(6,559,940)	(626,846)

Foreign currency translation	—	—	—	—	—	—	—	(44,545)	—	(44,545)
Net loss for the period	—	—	—	—	—	—	—	—	(236,354)	(236,354)
As at March 31, 2022	1,000,000	1,000	33,895,157	33,895	5,742,877	1,872,149	3,869,088	112,417	(6,796,294)	(907,745)

See accompanying notes

Fearless Films, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in US dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2022	2021
	$	$

OPERATING ACTIVITIES
Net (loss) income	(236,354)	(52,216)

Adjustments to reconcile net income (loss) to net cash used in operations:
Loss/(Gain) on settlement of accounts payable	—	(48,000)

Changes in operating assets and liabilities:
Prepaid expenses	220,954	(289,122)
Accounts payable	45,053	345,662
Accrued liabilities	7,319	7,041
Cash used in operating activities	36,972	(36,635)

FINANCING ACTIVITIES
Issue of Shares for cash	—	50,000
Proceeds from Loans Payable	5,000	—
Cash provided by financing activities	5,000	50,000

Net increase (decrease) in cash during the period	41,972	13,365

Effect of foreign currency translation	(41,063)	(33,740)

Cash at beginning	1,816	39,036
Cash at end	2,725	18,661

Additional cash flow information
Interest paid	—	—
Taxes paid	—	—

See accompanying notes

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2022, and 2021 have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2022.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fearless. Significant intercompany accounts and transactions have been eliminated. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2021.

3. GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations and as at March 31, 2022 and December 31, 2021 had a working capital deficiency of $966,145 and $715,246 respectively and an accumulated deficit of $6,796,294 and $6,559,940, respectively. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional debt or equity investment in the Company. Management is pursuing various sources of financing.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

For the three months ended March 31, 2022 and 2021 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2022 and March 31, 2021 the Company incurred $nil and $2,397 respectively in advertising and marketing costs included in General and Administrative costs.

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

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

(Expressed in US dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following at:

	March 31, 2022 $	December 31, 2021 $

Rights to an online film marketplace	52,000	52,000
Rights and interests in Films	20,800	20,800
Film Scripts	15,600	15,600

Net carrying value	88,400	88,400

All intangible assets are considered to be indefinite life assets and not amortized. Acquired films rights have a three-year development limitation, after which if development has not started the film assets are to be recorded as impaired.

6. ACCOUNTS PAYABLE

As at March 31, 2022, total accounts payable include $71,820 (2021: $36,240) payable to directors of the Company.

7. LOANS PAYABLE

On July 1, 2021, the Company entered into a loan agreement with a third party for $50,000. The loan is unsecured, bears interest at 5% per annum, and repayable on demand within 180 days of written notice of such demand. As at March 31, 2022, total gross proceeds received against this loan are $15,800.

As at March 31, 2022, the Company owed $383,808 (2021: $367,880) under various loan agreements with third parties and shareholders. All loans are unsecured, interest free and repayable on demand within 180 days of written notice of such demand. Implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of March 31, 2022.

As at March 31, 2022, accrued liabilities includes interest on loans payable of $54,033.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

(Expressed in US dollars)

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

On June 1, 2020, the Company entered into private placement agreements with shareholders for issue of 666,667 shares at a price of $1.50 per common share for a total of $1,000,000 gross proceeds. As at March 31, 2022 gross proceeds received are $657,923. As at March 31, 2022, 337,900 shares have been issued and 100,715 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the operating subsidiary. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2022.

On June 17, 2020, the Company announced the acquisition of FilmOla.com, a website for aficionados of film and which can provide a platform for distribution for the Company’s media properties. Payment for this acquisition was in the form of 100,000 common shares of the Company. As at March 31, 2022, these shares have been issued and fair valued at $52,000 based on market price at the time of issue and included in intangible assets.

On June 24, 2020, the Company announced the acquisition of rights to the film, Only Minutes, an addition to the company’s growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at March 31, 2022, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

On July 1, 2020, the Company entered into private placement agreements with shareholders for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds. As at March 31, 2022 gross proceeds received are $402,615 and the respective 268,410 shares are included in common stock to be issued.

On July 1, 2020, the Company entered into a private placement agreement with a third party for issue of 333,333 shares at a price of $1.50 per common share for a total of $500,000 gross proceeds of. As at March 31, 2022 gross proceeds received are $451,043. As at March 31, 2022, 32,252 shares have been issued and 268,443 shares are included in common stock to be issued.

On July 28, 2020, the Company announced the acquisition of rights to the film, In the Lair, an addition to the company’s growing library of media titles. Payment for this acquisition was in the form of 20,000 common shares of the Company. As at March 31, 2022, these shares have been issued and fair valued at $10,400 based on market price at the time of issue and included in intangible assets.

On August 24, 2020, the Company announced the acquisition of film script Dead Bounty, another significant addition to the company’s growing portfolio of films and intellectual property. Payment for this acquisition was in the form of 30,000 common shares of the Company. As at March 31, 2022, these shares have been issued and fair valued at $15,600 based on market price at the time of issue and included in intangible assets.

On January 30, 2021, the Company issued 1,600,000 shares of common stock with a fair value of $272,000 to settle an account payable $320,000, resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance (Note 10).

On May 3, 2021, the Company authorised to issue 5,000,000 shares of common stock with a fair value of $900,000 to settle an account payable of $815,000, resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement. As at March 31, 2022, these shares have not been issued and included in common stock to be issued. (Note 10).

On June 1, 2021, the Company entered into a private placement agreement with a third party for issue of 666,667 shares at a price of $0.15 per common share for a total of $100,000 gross proceeds. As at March 31, 2022 gross proceeds received are $15,796. As at March 31, 2022, these shares have not been issued and are included in common stock to be issued.

As at March 31, 2022, the Company has 33,895,157 (December 31, 2021: 33,895,157) shares issued and outstanding common stock (comprising 22,400,419 restricted stock and 11,494,738 unrestricted stock).

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
Each Preference Share of Series B shall have no voting rights or power and shall have rights convertible to 10 Common Shares

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

(Expressed in US dollars)

8. STOCKHOLDERS’ DEFICIENCY (continued)

On August 5, 2014, the Company issued 1,000,000 Preference Stock Series “A” pursuant to Share Exchange Agreement.

As at March 31, 2022 and December 31, 2021, the Company has 1,000,000 outstanding restricted Preference Stock.

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

On June 1, 2020, the Company entered into a share subscription agreement for 233,333 shares of the Company at $1.50 per share for a total of $350,000, with a shareholder who is also the brother of the President and CEO of the Company. As at March 31, 2022 gross proceeds received are $67,000. As at March 31, 2022, 31,333 shares have been issued and 13,333 shares are included in common stock to be issued.

On June 15, 2020, the Company announced their decision to purchase the film “The Lunatic” from the President and CEO of the Company. The purchase price will be in the form of common shares and the number of shares will be set by an independent appraisal of the film expected to take place during the fourth quarter of 2022

Management fees for the three months ended March 31, 2022 represent charges from directors of $14,965 (2021: $15,028  ). Accounts payable as at March 31, 2022, and December 31, 2021 include $71,820 and $57,650, respectively, due to the directors in connection with management fees.

As at March 31, 2022, all loans from related parties remain unpaid

Fearless Films, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

(Expressed in US dollars)

10. COMMITMENTS

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders’ behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three months ended March 31, 2022, $17,204 (2021: $62,796) was included in consulting expenses. As at March 31, 2022, the agreement has not been renewed.

On January 30, 2021, the Company issued 1,600,000 common stock shares in settlement of the first-year fees of $320,000. At date of issue, the shares were fair valued at $272,000 resulting in a gain of $48,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

On March 23, 2021, the Company entered into an agreement with a company who is to assist with investor relations efforts aimed at increasing the investment community’s awareness of Fearless Films (OTC: FERL). Fees for these services are to be $100,000 per month and the agreement will remain valid unless terminated prior to the 1st of any month. Either party may terminate the agreement upon written notice to the other party. On May 3, 2021, the Company re-negotiated the fees of $100,000 per month and agreed to pay $815,000 for the next 12 months from May 1, 2021 to May 1, 2022. During the three months ended March 31, 2022, $203,750 (2021: $nil) was included in consulting expenses. As at March 31, 2022, $67,917 was included in prepaid expenses and is to be expensed out over the period to May 1, 2022.

On May 3, 2021, the Company authorized to issue 5,000,000 common stock shares in settlement of the first-year fees of $815,000. At date of settlement, the shares were fair valued at $900,000 resulting in a loss of $85,000. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of settlement.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to May 23, 2022, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

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

During the first fiscal quarter of 2022 we made no announcements regarding acquisitions.

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

Results of Operations

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

We did not realize revenues from operations during the three months ended March 31, 2022 and March 31, 2021. We have been working towards developing our business as a provider of video production services to professional video production companies and to develop our own film projects. However, we have not had sufficient capital to begin full activities or to complete projects that have been initiated. We are hopeful that with the restructuring of our debt we will be able to attract new financing that will enable us to complete our existing projects and develop our marketing.

During the three months ended March 31, 2022, total operating expenses were $272,281 compared to $129,101 in the same period in 2021. Operating expenses are reported in four categories. General and administrative expenses were $582 in the three months ended March 31, 2022 compared to $2,862 in the same period one year earlier. Consulting fees were $220,954 in the three months ended March 31, 2022 compared to $62,796 in the three months ended March 31, 2021. The increase was due to a investor relations consulting contract that was signed in Q1 of 2021. Management fees were $14,965 during the three months ended March 31, 2022 versus $15,028 in the three months of ended March 31, 2021essentially unchanged. Professional fees during the three months ended March 31, 2022 were $37,780, compared to $48,415 in the three months ended March 31, 2021, essentially unchanged.

During the three months ended March 31,2022 we recorded an interest expense of $4,729, compared to an interest expense of $4,534 in the three months ended March 31, 2021. The interest expense reflects the fact that implied interest at the rate of 5% per annum has been accrued on all loans outstanding as of March 31, 2022.

During the three months ended March 31, 2022, we recorded a gain on exchange of $40,656 compared to a gain of $33,419 in the same three-month period in 2021. The functional currency of the parent Company is United States dollar and the functional currency of the subsidiary is Canadian dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net loss for the year. In translating the financial statements of the Company’s Canadian subsidiary from its functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

On January 8, 2021, the Company entered into an agreement with a company for consulting services and to gain access to a premier investor intelligence and communications platform built to track shareholders’ behaviors and trends and manage investor outreach. Initial term of the agreement is one year and will automatically renew on a month-to-month basis after the first year until either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term “Renewal Term”. Pursuant to the agreement, fees for the first year were $320,000 to be paid on effective date of agreement. Additional Fees may be assessed if the Depository Trust Company (“DTC”) or Non-Objecting Beneficial Owner (“NOBO”) lists exceed 5,000 Stakeholders or the frequency of the imports exceeds once per calendar week for DTC and once per calendar month for NOBO. During the three months ended March 31, 2022, $203,750 were included in consulting expenses and $67,917 was included in prepaid expenses. On January 30, 2021, the Company issued 1,600,000 shares of common stock with a fair value of $272,000 to settle a accounts payable $320,000, resulting in a gain of $48,000, versus nil in the period ending March 31, 2022. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance.

As a result of the above, we reported a net loss of $236,354 for the three months ended March 31, 2022 compared to a net loss of $52,216 for the same period in 2021., The invrease in net loss in Q1 of 2022 is primarily attributed to the increase in Consulting expenses during the quarter. We recorded a foreign currency translation adjustment loss of $44,545 for the three months ended March 31, 2022 compared to a foreign currency translation gain of $34,847 for the three months ended March 31, 2021.

Thus, after the foreign currency translation adjustment, our comprehensive income for the three months ended March 31, 2022 was $280,899 ($0.00 per share), compared to a comprehensive loss for the same three months of 2021 of $87,063 ($0.01 per share). Comprehensive income and loss per share calculations are diluted and made giving effect to the share amounts of common stock to be issued.

Liquidity and Capital Resources

At March 31, 2022, we had total assets of $159,042, consisting of $2,725 in cash, prepaid expenses of $67,917 and intangible assets of $88,400. At December 31, 2021, we had total assets of $379,087, comprised of $1,816 in cash, $88,400 of intangible assets and $288,871 in prepaid expenses. The decrease in prepaid expenses is attributed to recognition of the terms of the contract for Investor Relations that was signed in January of 2021. Total current liabilities at March 31, 2022 were $1,066,787, compared to $1,005,933 at December 31. 2021. Included in current liabilities are accounts payable of $594,175 at March 31, 2022 compared to $546,393 at December 31, 2021, and loans payable that remained essentially unchanged from $378,519 at December 31, 2021 to $383,808 at March 31, 2022. The increase in accounts payable was due to accruals for management fees that were not paid during the quarter. Additionally, accrued liabilities increased from $81,021 at December 31, 2021 to $88,804 at March 31, 2022 due to the increase in accrued implied interest.

At March 31, 2022 we had a working capital deficit of $996,145 compared to a working capital deficit of $715,246 December 31, 2021. The company has incurred recurring losses from operations and as at March 31, 2022 and December 31, 2021 had an accumulated deficit of $6,796,294 and $6,559,940, respectively. We continue to seek additional funding, most likely through the sale of securities or securing additional debt, although currently we have no definite agreement of arrangement for additional funding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021 the company issued 1,600,000 Common shares. as payment for Investor Relations services to be provided during fiscasl 2021. The securities were issued to persons in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

FEARLESS FILMS, INC.

Date: May 23, 2022	By:	/S/ VICTOR ALTOMARE
Victor Altomare
Chief Executive Officer and Director
(Principal Accounting Officer)

